Form 10-Q
period 1994-07-31
OPTICAL COATING LABORATORY INC
filed 1994-09-14
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JULY 31, 1994

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

               Commission file number: 0-2537

              OPTICAL COATING LABORATORY, INC.
   (Exact name of registrant as specified in its charter)

                          DELAWARE
(State Or Other Jurisdiction Of Incorporation Or Organization)

                         68-0164244
            (I.R.S. Employer Identification No.)

     2789 NORTHPOINT PARKWAY, SANTA ROSA, CA 95407-7397
          (Address Of Principal Executive Offices)

                       (707) 545-6440
    (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No

            APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Classes of Common Stock
                COMMON STOCK, $.01 PAR VALUE

          Outstanding at August 31, 1994: 8,977,794

This document contains 18 pages.

The Exhibit listing appears on Page 16.




               PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands)
                         (Unaudited)

                                                 July 31, October 31,
                                                   1994      1993
ASSETS
Current Assets:
Cash and short-term investments                 $ 16,458  $  2,284
Accounts receivable, net of allowance for
  doubtful accounts of $1,617 and $1,817          22,342    19,850
Inventories                                        9,435    11,605
Income tax receivable                                        2,043
Deferred income tax assets                         4,297     4,510
Other current assets                               2,380     1,061
  TOTAL CURRENT ASSETS                            54,912    41,353

Other Assets and Investments                       9,190     8,949
Property, Plant and Equipment:
  Land and improvements                            8,525     8,380
  Buildings and improvements                      26,870    26,317
  Machinery and equipment                         76,358    72,429
  Construction-in-progress                         3,806     3,470
                                                 115,559   110,596
Less accumulated depreciation                   (65,277)  (61,672)
  PROPERTY, PLANT AND EQUIPMENT - NET             50,282    48,924
                                                $114,384  $ 99,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                              $  4,303  $  4,243
  Accrued expenses                                 7,458     7,694
  Accrued compensation expenses                    4,809     5,309
  Income taxes payable                               188
  Current maturities on long-term debt             4,751     6,702
  Notes payable                                      582       490
  Deferred revenue                                   677       664
    TOTAL CURRENT LIABILITIES                     22,768    25,102

Accrued postretirement health benefits
  and pension liabilities                          1,841     1,767
Deferred income tax liabilities                    2,024     2,112
Long-term debt                                    37,817    23,110

Stockholders' Equity:
  Common stock, $.01 par value; authorized
   30,000,000 shares; issued and outstanding
   8,978,000 and 8,972,000 shares                     90        90
  Paid-in capital                                 39,967    39,930
  Retained earnings                               10,809     8,526
  Cumulative foreign currency translation
   adjustment                                      (932)   (1,411)
    TOTAL STOCKHOLDERS' EQUITY                    49,934    47,135
                                                $114,384  $ 99,226
See Notes to Consolidated Financial Statements

      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
     Three and Nine Months Ended July 31, 1994 and 1993
      (Dollars in thousands, except per share amounts)
                         (Unaudited)

                                Three Months Ended  Nine Months Ended
                                    July 31,            July 31,
                                 1994      1993      1994     1993

Net sales and other revenues  $33,403  $31,497  $97,038   $91,900

COSTS AND EXPENSES:
 Cost of sales                 22,039   23,428   61,600    60,815
 Research and development       1,434    1,769    3,889     4,690
 Selling and administrative     7,402    7,664   23,086    22,121
 Restructuring charges                   8,637              8,637
 Amortization of intangibles      173      138      489       322
  Total costs and expenses     31,048   41,636   89,064    96,585

  Earnings (loss) from
    operations                  2,355  (10,139)   7,974    (4,685)

OTHER INCOME (EXPENSE):
 Interest income                  113       33      131       111
 Interest expense                (899)    (795)  (2,313)   (2,265)

   Earnings (loss) before
    income taxes                1,569  (10,901)   5,792    (6,839)

 Income taxes (credit)            659   (4,079)   2,433    (2,455)

   Net earnings (loss)          $ 910  $(6,822)  $3,359   $(4,384)

   Net earnings (loss) per
     share                    $    .10 $  (.77)  $  .37   $  (.50)



See Notes to Consolidated Financial Statements

      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               Nine Months Ended July 31, 1994
                   (Amounts in thousands)
                         (Unaudited)

                                                            FOREIGN
                           COMMON STOCK   PAID IN  RETAINED CURRENCY
                           SHARES AMOUNT  CAPITAL  EARNINGS TRANSLATION

Balance at November 1, 1993  8,972   $90  $39,930  $8,526   $(1,411)

Exercise of stock options,
 including tax benefit and
 shares issued to directors      6             37
Foreign currency
translation                                                     479
 adjustment for the period
Net earnings for the period                         3,359
Dividend on common stock                           (1,076)

Balance at July 31, 1994     8,978 $  90  $39,967 $10,809   $  (932)


See Notes to Consolidated Financial Statements


      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the Three and Nine Months ended July 31, 1994 and 1993
                   (Amounts in thousands)
                         (Unaudited)

                                  Three Months Ended  Nine Months Ended
                                       July 31,            July 31,
                                    1994      1993      1994      1993
CASH FLOWS FROM OPERATING
  ACTIVITIES:

Cash received from customers     $35,244   $34,511  $98,052   $95,664
Interest received                     90         5      103        88
Cash paid to suppliers and
 employees                       (31,516)  (28,161) (86,042)  (84,049)
Cash paid to ESOP+                  (266)              (660)
Interest paid                       (640)   (1,114)  (1,882)   (2,041)
Income taxes paid, net
 of refunds                          209    (1,044)    (194)   (3,348)
   Net cash provided by
    operating activities           3,121     4,197    9,377     6,314

CASH FLOWS FROM INVESTING
  ACTIVITIES:
Purchase of plant and equipment   (2,196)   (2,608)  (5,974)   (6,761)
Cash portion of payment for
 purchase of MMG, net of cash
 acquired                                                      (3,443)

   Net cash used for
    investing activities          (2,196)   (2,608)  (5,974)  (10,204)

CASH FLOWS FROM FINANCING
  ACTIVITIES:
Proceeds from notes payable          160       683      342     1,958
Proceeds from exercise of
 stock options                                 223       16     1,834
Proceeds from debt borrowings     18,000             22,000     1,260
Payment of long-term debt         (6,678)     (645) (10,294)   (3,969)
Payment of notes payable             (10)     (217)    (291)   (1,862)
Payment of dividend on common
 stock                              (538)     (534)  (1,076)   (1,043)

Net cash provided by (used for)
  financing activities            10,934      (490)  10,697
                                                               (1,822)

Effect of exchange rate
 changes on cash                      36       (99)      74
                                                                 (186)

Net increase (decrease) in cash
 and cash equivalents             11,895     1,000   14,174    (5,898)

Cash and cash equivalents at
 beginning of period               4,563              2,284
                                             3,160             10,058
Cash and cash equivalents at
 end of period                   $16,458    $4,160  $16,458   $ 4,160

      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
     Three and Nine Months Ended July 31, 1994 and 1993
                   (Amounts in thousands)
                         (Unaudited)

                                 Three Months Ended  Nine Months Ended
                                      July 31,           July 31,
                                   1994      1993    1994      1993
RECONCILIATION OF NET EARNINGS
(LOSS) TO CASH FLOWS FROM
OPERATING ACTIVITIES:

Net earnings (loss)             $   910  $(6,822)   $3,359  $(4,384)
Adjustments to reconcile net
 earnings (loss) to net cash
 provided by (used for)
 operating activities:
  Depreciation and                1,974   1,919      5,577    5,607
amortization
  Loss on disposal or
    abandonment of equipment       327    4,686       545     4,981
   Other non-cash adjustments
    to net earnings                (53)     (47)      (74)      376
   (Increase) decrease in
     accounts receivable          (134)   3,413    (1,856)    2,433
   (Increase) decrease in
    inventories                  1,647    1,777     2,424     1,855
   (Increase) decrease in
    income tax recoverable               (2,784)    2,044    (2,784)
   (Increase) decrease in
    deferred income tax assets     236     (434)      213      (434)
   (Increase) decrease in
     other current assets and
     other assets and
     investments                  (959)    (239)   (1,609)   (1,659)
   Increase (decrease) in
     accounts payable, accrued
     expenses and accrued
     compensation expenses        (986)   4,610    (1,309)    2,662
   Increase (decrease) in
     deferred revenue               93       90        13       150
   Increase (decrease) in
     accrued postretirement
     health benefits and
     pension liabilities            31       20        55        60
   Increase (decrease) in
     deferred income tax
     liabilities                  (132)  (1,725)     (182)   (1,708)
   Increase (decrease) in
     income taxes payable          167     (267)      177      (841)
       Total adjustments
                                 2,211   11,019     6,018    10,698

   Net cash provided by
     operating activities       $3,121   $4,197    $9,377    $6,314


Supplemental Schedule of Non-Cash Investing and Financing
Activities:

Effective December 31, 1992, the Company acquired MMG
Glastechnik GmbH (MMG) for approximately $3.4 million in cash and approximately $9.3 million of notes payable to the sellers. Cash and noncash components of the acquisition were as follows:

          Fair value of assets
          acquired, including intangibles     $  22,865
          Cash acquired                             (16)
          Liabilities assumed                   (10,141)
          Notes payable to sellers               (9,265)
            Net cash paid                     $   3,443

See Notes to Consolidated Financial Statements

      OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Three and Nine Months Ended July 31, 1994 and 1993
                         (Unaudited)

1.   GENERAL

     The Consolidated Balance Sheet as of July 31, 1994, the Consolidated Statements of Operations for the three and nine month periods ended July 31, 1994 and 1993, the Consolidated Statement of Stockholders' Equity for the nine month period ended July 31, 1994 and the Consolidated Statements of Cash Flows for the three and nine month periods ended July 31, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at July 31, 1994 and for the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for fiscal 1993.

     Certain   amounts   in   the  1993  consolidated   financial
     statements have been reclassified to conform with the presentation in the 1994 consolidated financial statements.

     The results of operations for the period ended July 31, 1994 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

     Inventories consisted of the following:

                                            July 31,  October 31,
                                             1994       1993
                                           (Amounts in thousands)

     Raw materials and supplies           $ 3,788   $ 5,730
     Work-in-process and finished goods     5,647     5,875
                                          $ 9,435   $11,605
3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                            July 31,  October 31,
                                             1994       1993
                                           (Amounts in thousands)

     Workers' compensation reserve        $ 1,612   $ 1,897
     Ground water remediation reserve       1,201     1,433
     Other accrued liabilities              4,645     4,364
                                          $ 7,458   $ 7,694
4.   DEBT

Long-term debt consisted of:
                                               July 31,   October 31,
                                                  1994        1993
                                              (Amounts in thousands)
Unsecured Senior Notes Interest at 8.71%
  payable semiannually. Principal payable
  in annual installments of $3.6 million
  from 1998 through 2002.                        $18,000

Unsecured bank term loan, amortized in twelve
  equal quarterly installments commencing
  October 31,1994 and ending July 31, 1997.
  Interest atapproximately 9.7% payable
  quarterly.                                       6,000   $6,000

Term loan. Balance paid in March 1994.                      2,750

Unsecured borrowings under bank line of credit.
  Balance paid in 1994.                                     2,500

Land improvement assessment, at an average rate
  of 6.75% interest, principal and interest
  payable in semiannual installments of $77,000
  through 1998.                                      518      627

Scottish Development Agency (SDA) building loan,
  at 12%, with semiannual payments of approximately
  $357,000, each comprising principal and interest
  through 2006. Collateralized by the land and
  building of the Company's Scottish subsidiary.   4,147    4,050

Notes payable to private parties in connection
  with the purchase of MMG. Principal and interest
  at 8% payable over ten years in quarterly
  installments of approximately $400,000 through
  2003.                                                     8,032
8,187

Bank loans of MMG with interest rates from 4.5%
  to 9.75%. Payable in annual and semiannual
  installments through 2014. Partly secured by
  mortgages on MMG land and buildings and liens
  on equipment.                                    4,985    4,630

Present value of obligations of MMG under capital
  leases at an assumed interest rate of 7.5%
  payable in monthly installments through 2004.      693      789

European Coal and Steel Community loan to Scottish
  subsidiary at 8.2%, with semiannual payments
  of approximately $93,000, comprising principal
  and interest through 1995.                         193      279
                                                  42,568   29,812
Less current maturities                           (4,751)  (6,702)
                                                $ 37,817  $23,110

The Company has a $10 million credit facility with a bank carrying a commitment fee of 1/2% per annum. $6.0 million of the credit commitment is allocated to a term loan and becomes available under the revolving credit segment as the term loan is repaid on a quarterly basis over three years. The facility expires on June 30, 1997. Additionally, the credit facility covers a bank guarantee of approximately $4.0 million to secure 50% of the notes payable arising from the purchase of MMG. This guarantee facility carries a fee of 1.25% per annum.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $450,000 with interest payable at market rates. There were no borrowings under this credit arrangement in 1993 or 1994.

On May 27, 1994, the Company completed the issuance of $18 million of unsecured Senior Notes, due in annual installments of $3.6 million from June 1, 1998 through June 1, 2002, to a group of insurance companies in a private placement. The notes bear interest at 8.71%. $6.5 million of proceeds were used to pay back the outstanding borrowings under the bank line of credit.

At July 31, 1994, the Company had outstanding letters of credit in the amount of $1.9 million to meet the requirements under the Company's workers' compensation self insurance plans, and the Company's subsidiary in Scotland had outstanding letters of credit of approximately $300,000 to guarantee payment of import duty.

5.   ACQUISITION OF MMG

Effective   December  31,  1992,  the  Company  acquired   MMG
MinnahYtte Maschinelle Glasbearbeitung GmbH, renamed MMG Glastechnik GmbH (MMG), a precision glass fabricating company in Germany. This acquisition was accounted for as a purchase. Payment consisted of approximately $3.4 million in cash and $9.3 million in ten year notes due the sellers which are payable in equal quarterly installments of principal plus interest at 8% per annum. In connection with the acquisition, the Company assumed approximately $5.3 million of long-term debt of MMG.

At  July 31, 1994, other assets and investments includes  $7.3 million of intangibles, principally goodwill, resulting from the purchase of MMG, which are being amortized over 15 years.

6.   STOCK OPTIONS

During the nine months ended July 31, 1994, the Company, under its incentive compensation and employee stock option plans, granted options to purchase 319,900 shares of the Company's common stock at a price equal to 100% of the market price on the date of grant. The Company canceled and regranted stock options totaling 500,000 shares to one officer, the effect of which was to extend the expiration dates of the options. These options were not repriced and remain at or above the market price of the CompanyOs common stock on the date of regrant. At July 31, 1994, 1,344,095 shares are subject to outstanding options, of which 930,120 options are exercisable. Options to purchase 155,213 shares of common stock are available for future grants under the plans.

               PART I.   FINANCIAL INFORMATION

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF MATERIAL CHANGES IN RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales and other revenues for the third quarter of 1994 were $33.4 million, up 6% over net sales and other revenues of $31.5 million for the third quarter of 1993. Net sales and other revenues for the first nine months of 1994 were $97.0 million, up 6% over net sales and other revenues of $91.9 million for the same period of 1993. The increase in net sales and other revenues for the third quarter and first nine months of 1994 over comparative periods of 1993 was primarily due to increased demand for the Company's fabricated mirror and glass products for the office automation market.

During the third quarter and first nine months of 1994, the Company estimates that it experienced price declines of approximately 2%-4% in its OEM display product line and 8%-10% in its fabricated glass product line. These price declines were substantially offset by incremental volume in both product areas. There were no other significant price changes in the remainder of the Company's products during the third quarter or the first nine months of 1994.

Cost of sales as a percent of sales was 66.0% for the third quarter of 1994 and 74.4% for the third quarter of 1993 and was 63.5% for the first nine months of 1994 and 66.2% for the first nine months of 1993. These cost of sales percentages exceed the Company's recent historical cost of sales percentages which have approximated 60-62%. The third quarter 1994 cost of sales percentage reflects process start-up costs in the Company's plastic display products area and low gross margins in the Company's European technical products area due to low volume. The third quarter of 1993 cost of sales percentage reflects increased costs which included inventory valuation provisions, above normal workers' compensation expense and accrual for facility reorganization expense.

Research and development expenditures in the third quarter of 1994 decreased $335,000, or 19%, compared to the third quarter
of  1993  and  for the first nine months of  1994    decreased
$801,000, or 17%, compared to the first nine months  of  1993.
This reduction  in  research  and  development  is   primarily
attributable to management's decision to assign more of the Company's technical resources to support improved manufacturing activities.

Selling and administrative expenses for the third quarter of 1994, were $262,000 (3%) lower than in the third quarter of 1993. For the first nine months of 1994, selling and administrative expenses were $965,000 (4%) higher compared to the same period of 1993, primarily as a result of increased sales staffing in the Company's Glare/Guard computer filter products area and the establishment of regional sales offices for the Santa Rosa Division.

During the third quarter of 1993, the Company recorded $8.6 million of restructuring charges. These restructuring charges reflected staff reductions and abandonment and reduction of the carrying value of certain equipment, inventory and other assets.

Interest income in the third quarter of 1994 was up $80,000 from the third quarter of 1993 and, for the first nine months of 1994, increased $20,000 from the same period of 1993. These increases reflect the higher short-term investment balances on hand in the current year periods. Interest expense for the third quarter of 1994 increased $104,000, or 13%, from the third quarter of 1993, and for the first nine months of 1994 increased $48,000, or 2%, over the same period of 1993.
Increased interest expense in the third quarter of 1993 reflects the increase in the Company's long-term debt.

As a result of the foregoing, the Company reported earnings before income taxes of $1.6 million in the third quarter of 1994, compared to a loss before income taxes of $10.9 million, including $8.6 of restructuring charges, in the third quarter of 1993. For the first nine months of 1994, the Company
reported   earnings  before  income  taxes  of  $5.8  million,
compared to a loss before income taxes of $6.8 million, including $8.6 million of restructuring charges, for the same period of 1993.

The effective income tax rate applied against the earnings of the third quarter and the first nine months of 1994 was 42.0%; while the effective income tax rate relating to the loss for the same periods of 1993 were 37.4% and 35.9%, because tax benefits were not available to offset certain foreign losses.

As a result of the foregoing, the Company reported net earnings of $910,000 in the third quarter of 1994, compared to a net loss of $6.8 million in the third quarter of 1993. For the first nine months of 1994, the Company reported net earnings of $3.4 million, compared to a net loss of $4.4 million for the first nine months of 1993.

FINANCIAL CONDITION

During the three months ended July 31, 1994, the Company's operating activities provided $3.1 million in cash flow of which $2.2 million was utilized to purchase plant and equipment. As part of its financing activities during this period, the Company issued $18.0 million in unsecured Senior Notes and on a net basis repaid $6.7 million of debt. As a result of its operating and financing activities, the Company increased its cash and short-term investment position by $11.9 million during the three month period.

During the third quarter of 1994, the Company completed the issuance of $18 million of unsecured Senior Notes in a private placement. $6.5 million of the proceeds from this debt offering were used to pay back outstanding borrowings under the Company's bank line of credit. The borrowing was primarily to restructure the Company's debt at a favorable interest rate and provide the Company with additional liquidity for general corporate purposes. The Senior Notes carry an interest rate of 8.71%, payable semiannually beginning in December 1994, with principal repayment of $3.6 million per year from 1998 to 2002.

Also during the quarter, the Company renegotiated its bank credit line arrangement. The available credit commitment under this new credit line is $10 million, of which $6 million is allocated to a term loan and becomes available under the revolving credit segment as the term loan is repaid on a quarterly basis over three years. The bank line of credit arrangement also covers an approximate $4 million bank guarantee. The bank line of credit arrangement expires on June 30, 1997.

Management believes that the cash on hand at July 31, 1994, and cash anticipated to be generated from future operations and the available credit from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payments of dividends as declared.

INDEPENDENT ACCOUNTANTS' REVIEW


The July 31,1994 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.




INDEPENDENT ACCOUNTANTS' REPORT



To The Board of Directors and Stockholders
  of Optical Coating Laboratory, Inc.
Santa Rosa, California

We  have  reviewed  the  accompanying  condensed  consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 31, 1994, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended July 31, 1994 and 1993 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended July 31, 1994. These financial statements are the responsibility of the Company's management.

We   conducted   our  review  in  accordance  with   standards
established by the American Institute of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based  on  our  review,  we  are not  aware  of  any  material
modifications   that  should  be  made   to   such   condensed
consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of
October 31, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 17, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1993 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Deloitte & Touche LLP



August 17, 1994




PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

During the quarter, the Company successfully defended a motion for summary judgment in the ongoing patent litigation with Applied Visions Limited. There were no other material developments in legal proceedings since the report filed on Form 10-Q for the quarter ended April 30, 1994.

Item 2.   Changes In Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

               (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

               (2)    None

                      (4)(a)      Note  Purchase  Agreement(s)
                      dated as of May 27, 1994 for the private placement of $18,000,000 of 8.71% Senior Notes due June 1, 2002 between the Registrant and Connecticut Mutual Life Insurance Company, Modern Woodman of America and American Life and Casualty Insurance Company.

                      (4)(b)     Amended  and Restated  Credit
                      Agreement  dated  as of  June  30,  1994
                      between  the  Registrant  and  Bank   of
                      America NT&SA.

               (10)   None

                      (11)  Computation of per share  earnings
                      (loss)  for  the  three and  nine  month
                      periods ended July 31, 1994 and 1993.

                      (15)  Letter  of Deloitte &  Touche  LLP
                      regarding unaudited interim financial information.



               (18)   None
               (19)   None
               (22)   None
               (23)   None
               (24)   None

                      (27) Financial Data Schedule for the nine months ended July 31, 1994.

          (b)  Reports on Form 8-K filed for the three
               months ended July 31, 1994.

               The Company filed a report on Form 8-K
               dated May 27, 1994 which reported the
               private placement of $18,000,000 of 8.71%
               Senior Notes due June 1, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  September 14, 1994          OPTICAL COATING LABORATORY, INC.
                                        (Registrant)



                              By:   /s/ Herbert M. Dwight, Jr.
                              President and Chief Financial Officer
                                  (Principal Financial Officer)