Form 10-K
period 1994-10-31
OPTICAL COATING LABORATORY INC
filed 1995-01-27
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended OCTOBERE31, 1994

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to

                OPTICAL COATING LABORATORY, INC.
      (Exact name of registrant as specified in its charter)

                  COMMISSION FILE NUMBER 0-2537
              DELAWARE                      68-0164244
(State or other jurisdiction of       (IRS Identification No.)
incorporation or organization)

  2789 NORTHPOINT PARKWAY, SANTA ROSA CALIFORNIA    95407-7397
   (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code (707) 545-6440

   SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class     Name of each exchange on which registered
        None                              None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
Common Stock, $.01 par value                NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 31, 1994, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $53.4 million.

At December 31, 1994, there were 8,978,152 shares of the registrant's common stock, $.01 par value, issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of Optical Coating Laboratory, Inc.'s Annual Report to
Stockholders for the year ended October 31, 1994 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the definitive Proxy Statement for the Company's
Annual Meeting of Stockholders to be held March 30, 1995 are incorporated by reference into Part III of this Form 10-K.

The Exhibit index appears on Pages 17-20.


                OPTICAL COATING LABORATORY, INC.
                            FORM 10-K
                        TABLE OF CONTENTS
PART I
                                                        PAGES

 Item 1.  Business                                         3-10
 Item 2.  Properties                                      10-11
 Item 3.  Legal Proceedings                               11-12
 Item 4.  Submission of Matters to a Vote
          of Security Holders                                12
          Executive Officers of the Registrant            12-14

PART II                                                   14-15

 Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
 Item 6.  Selected Financial Data
 Item 7.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition
 Item 8.  Financial Statements and Supplementary Data
 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III                                                     15

 Item 10. Directors and Executive Officers of the
          Registrant
 Item 11. Executive Compensation
 Item 12. Security Ownership of Certain Beneficial
          Owners and Management
 Item 13. Certain Relationships and Related Transactions

PART IV

 Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

 (a)      Index 17-20
 (b)      Reports on Form 8-K                                20
 (c)      Financial Statement Schedules                      21
 (d)      Exhibits                                        23-56

SIGNATURES                                                   22


                             PART I
ITEM 1.  BUSINESS
                 GENERAL DESCRIPTION OF BUSINESS

Optical Coating Laboratory, Inc., together with its consolidated subsidiaries ("OCLI" or the "Company"), was originally incorporated in Delaware in 1948. Subsequently, the Company was reincorporated in California in 1963 and again reincorporated in Delaware in 1987.

The Company is engaged primarily in the design, development, manufacture and marketing of multi-layer optical thin film coated products and, through its German subsidiary acquired in December 1992, fabricated glass products. Optical thin film coatings control and enhance light energy by altering the transmission, reflection and absorption of the various wavelengths of light to achieve a desired optical effect. The Company's products are used principally as components in products and systems manufactured by original equipment manufacturers (OEMs) and defense/aerospace contractors. The Company also manufactures and sells as a finished product Glare/Guard(R) anti-glare and anti-static filters for computer display terminals. The Company believes that it is the world's leading independent manufacturer of optical thin film coated products.

The Company's initial growth came from the development of high precision coated products for use primarily in defense and aerospace applications and in sophisticated analytical equipment. These types of coated products are produced by relatively costly batch processes and continue to represent a portion of the Company's revenues. From this base, the Company has expanded into commercial markets by designing and fabricating continuous coating equipment capable of producing a high volume of relatively less complex products at lower unit costs. This equipment has enabled the Company to serve large scale commercial markets with many of its products.

The Company has manufacturing facilities in Santa Rosa, California, Hillend, Scotland and Goslar, Germany. The Company has developed many of its thin film coating processes and has designed and fabricated most of the coating equipment used to produce its products. The Company believes its ability to design and build this specialized equipment has been an important factor in enabling it to compete successfully. Consequently, OCLI maintains an extensive array of thin film coating equipment, glass fabrication equipment and metrology equipment to meet customer requirements for coated products and fabricated glass components.

The Company has established strong, long-term customer relationships and serves a wide range of markets, including leading manufacturers of computers, photographic equipment, copier products, medical instrumentation, home entertainment products, and space and defense products.

                      SANTA ROSA OPERATIONS

The Company's corporate headquarters and its Santa Rosa and Glare/Guard(R) Divisions are located in Santa Rosa, California.

The Santa Rosa Division manufactures a wide array of generally high volume thin film coated products for application in commercial markets. These products are manufactured in high volume, single chamber coaters and in the Company's proprietary multi-chamber, multi-layer automatic coater (MAC). The division is a major supplier of coated front surface mirrors (FSM) for applications in copier and projection television optics systems. This division also supplies optical coatings for computer displays to OEM's and coated products for CRT and flat panel displays, photographic and scanning systems applications and specialty products for medical, scientific and analytical instruments and lighting applications.

The Santa Rosa Division also manufactures sophisticated, high precision coated products and optical components that are designed to meet the specific performance standards required for advanced scientific, space and defense systems. In this area, the division has unique thin film engineering and precision manufacturing capabilities to supply highly specialized, advanced optical coated products. The division has supplied coated solar cell covers for the solar power modules of all US space missions and many types of coated infrared optics used in space satellites and weapons guidance systems.

The Company's Glare/Guard(R) Division produces ergonomic enhancement products sold in the computer end-user market. Glare/Guard(R) filters provide viewing comfort and health and safety protection for computer users by improving the visibility of the information displayed on computer display monitors. Several models are also capable of minimizing electrical field radiation and static charge buildup of display devices. These products are generally sold through distributors, computer accessory dealers and computer supply catalogs.

                       EUROPEAN OPERATIONS

The Company's operations in Hillend, Scotland, consist of a fully integrated coating facility and Glare/Guard(R) assembly operation. The Hillend operation has independent thin film coating technology and, in several areas, is pursuing research and development independent of the parent company's technical programs.

The Company's subsidiary in Goslar, Germany, acquired December 31, 1992, is a fully integrated glass fabrication operation with capability for sawing, machining, heat treating, chemical treating and etching of glass products to its customers' requirements. This operation, for example, supplies fabricated glass elements for use as components in copiers, cameras and other electro-optical devices and instruments.

The manufacturing facilities and equipment of the Company's
Scottish and German operations are modern and up-to-date, and the technology of the subsidiaries has been independently established over many years.

The Company has subsidiaries in Reinheim, Germany, Paris, France,
Milan, Italy, and Madrid, Spain, primarily for distribution of its products in Europe. The headquarters for the Company's sales force in Europe is located in Reinheim, Germany.

                   RAW MATERIALS AND SUPPLIERS

The primary raw materials used by the Company in its coating operations are various forms of glass, germanium, fused silica and several types of plastic and inorganic coating materials, such as magnesium fluoride, silicon dioxide, aluminum or germanium. The Company has more than one supplier for each of its raw materials and maintains adequate inventories and close working relationships with its suppliers to assure a continuous and adequate supply for production. The Company purchases special grade flat glass under long-term allocation arrangements from one major US glass supplier and cannot routinely increase its supply of such special grade flat glass. The Company has not experienced any significant interruptions in production due to a shortage of raw material. Substrate materials are purchased by the Company or supplied by customers, while coating materials and their composition are generally supplied by the Company, as they are often considered a proprietary element of the manufacturing process.

                    RESEARCH AND DEVELOPMENT

The Company has devoted significant resources over time to the research and development of improved thin film products, processes and manufacturing equipment. As a result of these investments, the Company has been recognized as a leader in the development of many advanced thin film coating technologies. In certain cases, when particularly suited to customer mass production applications, the Company licenses these coating technologies to other companies for integrated mass production applications that the Company otherwise would not serve as part of its normal business. In conjunction with these licensing arrangements, the Company sometimes builds coating equipment.

The Company's most significant research and development effort over the past several years has been focused on metal mode reactive sputtering, which has been patented as MetaMode(R).
Using its patented MetaMode(R) technology, the Company has developed a new process named DirectCoatTM. The DirectCoatTM process was developed at the request of one of the Company's long-time customers who desired a more cost effective method of coating CRTs than the Company's existing coating process which required that the glass panels be shipped to the Company for coating, then be returned to the customer to be bonded to the CRTs. In 1993, the Company signed a multi-year licensing agreement with this customer for the DirectCoatTM process and MetaMode(R) technology. The DirectCoatTM process has enabled the customer to integrate this highly reliable, fully automated process directly into its manufacturing line, allowing the customer to achieve a flexible, nearly zero lead time capability. The Company has also established a DirectCoatTM pilot line at its Santa Rosa facility and has made a general announcement regarding its DirectCoatTM capability, making this technology available to other CRT manufacturers.

Over the last several years, the Company has also been in the process of developing solid state (as compared to liquid based) electrochromic products utilizing thin film coating technology. Electrochromic devices allow for variations in the transmission or reflectance of light through or off an optical component depending on the voltage applied to the device. The initial development effort was to produce an electrochromic truck mirror in conjuntion with Donnelly Corporation under a joint venture agreement. This effort reached the prototype production stage but was abandoned in favor of each company pursuing its own independent electrochromic development program. The Company has continued its efforts to develop electrochromic coatings for various specific market and product applications.

Other areas receiving significant R&D focus include the development of techniques to improve coating uniformity on plastic substrates for flat panel display applications; the automation of the Company's coating equipment to improve product quality and increase equipment productivity; the development of new and improved product configurations for the Glare/Guard(R) market, and to eliminate coating and cleaning materials that are potentially harmful to the environment.

Company funded research and development expenditures totaled $5.2 million, $5.9 million, and $8.2 million, or 4.0%, 4.8%, and 7.1% of revenues during fiscal years 1994, 1993, and 1992. Additionally, a significant portion of the Company's customer contracts are for state-of-the-art coating applications entailing substantial development efforts. Such customer related developments contribute to the broad technology base of the Company.

                            MARKETING

The Company's coated products are sold by its sales engineering teams headquartered in Santa Rosa, California and Reinheim, Germany, who communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. The Company also has regional sales offices in several major cities throughout the United States and in Germany, France, Italy, Spain and the United Kingdom. In Japan and other Asian countries, the Company uses independent distributors and sales representatives for product marketing and sales.

With the exception of its Glare/Guard(R) product line, the Company markets most of its standard high volume coated products and fabricated glass components to original equipment manufacturers (OEMs). Its customized, technically sophisticated products are also marketed to original equipment manufacturers in addition to defense and aerospace contractors. In the export market, the Company markets some of its products to major distributors who perform product conversion and other value-added process steps before resale.

The Company's Glare/Guard(R) product line is marketed through distributors and dealers directly to end users.

The Company's ten largest customers accounted for 30% of its sales in 1994 and its largest customer accounted for 7%, 7%, and 6% of its sales in fiscal years 1994, 1993, and 1992. Because relatively few customers account for a substantial portion of the Company's sales, the loss of their business could have a material adverse effect on the Company's operating results. However, the Company believes that it has the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products.

Foreign sales, primarily in Europe and Asia, represented 45%, 41% and 35% of net sales and other revenues for fiscal years 1994, 1993 and 1992. Sales by the Company's wholly-owned subsidiary in Scotland represented 16%, 18% and 21% of net sales and other revenues for fiscal years 1994, 1993 and 1992. Sales by the Company's wholly-owned subsidiary in Germany represented 15% and 11% of net sales and other revenues for fiscal years 1994 and 1993. Sales by these subsidiaries are primarily to customers in European countries.

Export sales by US operations to Asian countries represented 11%, 9% and 8% and to European countries 3%, 2% and 6% of net sales and other revenues for fiscal years 1994, 1993 and 1992. Such export sales could be adversely affected by significant adverse currency alignments. However, since such sales are generally to customers in major US trading partner countries, the risk of sudden adverse currency realignments affecting such export sales is considered low. Furthermore, a major portion of such sales are to long-standing customers of the Company who have participated in the development of product specifications and standards for their use and who are, therefore, not relying on competitive pricing alone in their decision to buy from the Company. Accordingly, the Company considers its export sales portfolio well balanced and with little risk of substantial overall loss.

Sales of products to the federal government, primarily under subcontracts, accounted for 11%, 7% and 8% of sales for the fiscal years 1994, 1993 and 1992. The Company's cost-plus-fixed fee (CPFF) government contracts for the years 1982 through 1994 are subject to pending governmental audit review. Such audit entails, primarily, a review of costs and expenses charged to government contracts with the focus on potential adjustments to general and administrative expense allocation to such contracts. For the period 1982 to 1994, general and administrative expenses allocated to government CPFF contracts have averaged approximately $930,000 per year, and for the most recent three years, such general and administrative expense allocations were $1,640,000 for 1994, $500,000 for 1993 and $220,000 for 1992.
The Company has established a reserve for anticipated adjustments and disallowances that may result from such government audit reviews and does not expect any adjustments or disallowances to exceed amounts already reserved.

                           SEASONALITY

The Company's business is not seasonal in any material sense. However, the Company customarily shuts down a major portion of its operations between Christmas and New Year's Day. As a result, during the last five fiscal years, normally scheduled work days for the first fiscal quarter have averaged 56 compared to an average of 64 for the other three fiscal quarters. Nonetheless, the Company generally has sufficient manufacturing capacity and the ability to schedule additional production shifts to meet its customers' shipment requirements in any period of the year. The Company further believes that its revenues and costs are consistently matched in each fiscal quarter since labor costs during the holiday shutdown period are generally charged to vacation and holiday labor expense categories which are accounted for on a pro rata basis over the fiscal year.

The Company's European subsidiaries customarily shut down their operations for a two-week summer vacation. The summer shutdown has historically reduced the Company's fiscal fourth quarter sales in Europe as compared to sales of the other three fiscal quarters. In 1994 and prior years, the decline in sales during the summer in Europe has not been significant to the consolidated operations of the Company. Such seasonality, however, could become significant in future periods depending upon the overall significance of European sales to total Company sales.

                             BACKLOG

The Company's backlog of orders at the end of each of the last three fiscal years was as follows:


                          OCTOBER 31,
                   1994       1993        1992
                        (In Millions)

                  $35.0     $30.7         $29.3

Backlog includes $4.7 million and $3.4 million for 1994 and 1993 for the Company's operation in Goslar, Germany which was acquired during fiscal 1993. There was no backlog included in 1992 for this operation.

Substantially all orders in backlog at October 31, 1994 are scheduled for shipment during 1995. The amount of backlog at October 31, 1994 represents only a portion of anticipated sales in 1995, with new orders historically comprising the major portion of sales in a fiscal year.

     Backlog consists of new orders on which shipments have not yet started or unfilled portions of orders which are only partly completed. Some of these orders are completed within several days of receipt, while others are not completed for a number of months. Substantially all orders included in backlog are subject to cancellation without penalty; however, the Company generally has not experienced significant order cancellations.
Contractually specified delivery dates on orders sometimes are adjusted at the request of either the customer or the Company.

                           COMPETITION

The Company believes that it is the world's leading independent manufacturer of multilayer optical thin film coated products, although it is not aware of any publicly available market studies indicating its market share position. Its competitors include several private companies whose sales of coated products are believed to be considerably less than the Company's, as well as coating operations that comprise only a portion of the total business of other companies. The Company's glass fabrication operation in Germany also has local and foreign competitors.

In its commercial and technical markets, the Company competes primarily on the basis of the advanced technical characteristics and quality of its coated products, ability to meet individual customer specifications and dependability and capability as a supplier, the quality of technical assistance furnished to customers and product price.

In its Glare/Guard(R) anti-reflective optical filters market, the Company competes primarily on the basis of price, design, performance features and product distribution as well as the dependability and capability of the Company as a supplier.

There are a number of domestic and foreign competitors in the Glare/Guard(R) product market that purchase coated glass and assemble and sell filters in competition with the Company. Such competitors include 3M, Fellows, Polaroid and Hunts. The Company is the world's largest manufacturer of anti-reflective optical filters, as measured by total number of units produced, and manufactures filters for both Glare/Guard(R) products and other private label distributors. Glare/Guard(R) products are one of the largest brand names in their markets, both domestically and internationally.

Generally, no other single competitor can offer the market the versatility of the Company in terms of technologies or manufacturing capacity.

                      PATENTS AND LICENSES

The Company has 49 patents and 39 patent applications in the United States which cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. In addition, the Company assigned 13 patents and 3 patent applications to Flex Products, Inc. in connection with the Flex Products joint venture (see "Joint Ventures, Investments and Acquisitions" below). The Company has a license to use such patents. Expiration dates for the Company's various patents range from 1995 to 2010.

The Company considers its proprietary technology, its trade secrets and its patents to be of considerable value to its business. The Company's patent position is particularly important to its business in that its patents demonstrate and support its technological leadership position, safeguard its competitive position, and support existing and potential sales volume.

                            EMPLOYEES

At October 31, 1994, the Company had 1,162 employees of whom 834 were employed domestically, 123 were employed by the Company's operation in Scotland, 181 were employed by the Company's operation in Goslar, Germany, and 24 were employed in its sales offices in Europe. U.S. employees and employees in Scotland are not subject to collective bargaining agreements. Some of the employees of the Goslar operation are part of the national chemical, paper and ceramic union organization in Germany. There have been no work stoppages due to labor difficulties. The Company believes that its employee relations are satisfactory.

In 1987, the Board of Directors approved increases in severance benefits for employees in the event of certain changes in control of the Company. These severance arrangements have been extended through November 1995.

          JOINT VENTURES, INVESTMENTS AND ACQUISITIONS

Information regarding joint ventures, investments and acquisitions by the Company for the years ended October 31, 1994, 1993 and 1992, is included in Note 4 and 13 to the Consolidated
Financial Statements of the Company's 1994 Annual Report, which notes are incorporated herein by reference.

ITEM 2.  PROPERTIES

                  PROPERTY, PLANT AND EQUIPMENT

The Company's principal facility is located in Santa Rosa, California. The facility site consists of approximately 75 acres of land of which approximately 50 acres are occupied by existing operations with the remaining 25 acres currently held available for sale or development. The total site is within an industrial development area and is served by well developed road access and utilities infrastructure. The facility is comprised of 11 buildings totaling approximately 370,000 square feet. The principal use of these facilities is for Company executive and administrative offices and for manufacturing operations and research activities of the Company. Approximately 36,000 square feet formerly utilized by the Company's Flex Products operation has been leased to Flex Products, Inc. in connection with the Flex Products joint venture. See "Acquisitions, Joint Ventures and Investments" above.

The Company leases approximately 18,000 square feet for its Glare/Guard(R) operations in an industrial park area in Santa
Rosa. The Company also leases approximately 30,000 square feet for warehousing in the same industrial park area.

The Company's wholly-owned subsidiary in Hillend, Scotland, occupies a 56,000 square foot manufacturing and office building on a 16 acre site in an industrial park area. The facility was constructed for the subsidiary by the Scottish Development Agency
(SDA). This property is owned by the Company subject to a mortgage that had a balance of $4.3 million as of October 31, 1994, with approximately 12 years left on the term of the mortgage. The subsidiary also leases approximately 9,000 additional square feet for warehousing.

The Company's subsidiary operation in Goslar, Germany, acquired December 31, 1992, occupies approximately 87,000 square feet of manufacturing space and approximately 8,000 square feet of office space on two sites totaling approximately 8 acres in industrial park areas in Goslar, Germany. A portion of these facilities is occupied under lease with right to purchase and a portion of the industrial land is occupied under a long-term hereditary rights agreement.

The Company leases approximately 5,000 square feet of office
space for its subsidiary operation   in Reinheim, Germany.

Management believes that the Company's facilities, including the facilities in Scotland and Germany, are adequate for its current level of business and near-term growth requirements.

                  ENVIRONMENTAL CONSIDERATIONS

Since the discovery of groundwater contamination at its facilities in Santa Rosa, the Company has conducted extensive investigations to determine the lateral and vertical extent of the contamination. During 1990, the Company substantially completed its investigation and study and formulated a plan of remediation. The total cost of the investigation was approximately $5.0 million which has been charged to operations in prior periods.

Based upon extensive tests conducted to date, it has not been demonstrated that contaminant levels pose a current public health hazard. The Company has established a program for reducing contaminant concentration levels to acceptable federal and state levels with the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board.

The Company is continuing to evaluate the effectiveness of its monitoring, extraction and remediation systems. In addition, the Company anticipates drilling additional monitoring and extraction wells in connection with its final remediation plan.

Based upon the extensive tests conducted and advice of environmental consultants, the Company believes that the annual cost of maintaining compliance with environmental standards related to the above matter will not have a material adverse effect on the Company's business, financial position or prospects.

ITEM 3.  LEGAL PROCEDURES

No material legal proceedings are presently pending by or against the Company or its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1994.

              EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of Company executive officers, their ages and positions as of January 15, 1995.

NAME                     POSITION                            AGE

Herbert M. Dwight , Jr.  President,
                         Chief Executive Officer
                         and Chief Financial Officer          64

Frank J. Bufano          Vice President and
                         Managing Director,                   55
                         OCLI Optical Coatings Limited

William C. Burgess       Vice President,
                         Human Resources                      48

Klaus F. Derge           Vice President,
                         International Operations             57

John McCullough          Vice President                       61

Laurence D. Parson       Vice President and
                         General Manager,                     46
                         Glare/Guard(R) Division

Kenneth D. Pietrelli     Vice President, Corporate Services   46

James W. Seeser, Ph.D.   Vice President
                         and Chief Technical Officer          51

N.E. Rick Strandlund     Vice President and General Manager,
                         Santa Rosa Division                  50

Josef Wally              Vice President and
                         Corporate Controller                 55

Joseph C. Zils           Vice President, General Counsel
                         and Corporate Secretary              40

Mr. Herbert M. Dwight, Jr. joined the Company on August 19, 1991 as Chairman of the Board of Directors, President and Chief Executive Officer. On December 17, 1993, he also assumed the position of Chief Financial Officer. Mr. Dwight was a founder of Spectra Physics Inc., a leading manufacturer and developer of commercial lasers. He served as Chief Executive Officer of Spectra Physics from 1967 to 1988. Mr. Dwight was Chairman, President and Chief Executive Officer of Superconductor Technologies, Inc. from 1988 through August 1991 and continued to serve as Chairman from 1991 until his resignation in May 1994. Mr. Dwight also serves as director of Laserscope Surgical Systems, Applied Materials, Inc., Applied Magnetics Corp. and various privately held corporations and nonprofit agencies.

Mr. Bufano has been employed by the Company since 1961 in various engineering and operations management positions. He was appointed General Manager, Advanced Products Division, in March 1989 and appointed Vice President in December 1989. With the formation of the Santa Rosa Division, effective November 1, 1992, he assumed the position of Vice President and Director of Operations of the Santa Rosa Division. On November 1, 1993, Mr. Bufano assumed the position of Vice President of the Company and Managing Director of the Company's operations in Scotland.

Mr. Burgess joined the Company and was appointed Vice President, Human Resources, effective June 6, 1994. Prior to joining the Company, Mr. Burgess was employed as Vice President, Human Resources and Administration of Teknekron Communications Systems, Berkeley, California, from February 1991 and from 1985 to 1991 was employed by ABB Asea Brown Boveri, Ltd., Stamford, Connecticut, as Vice President, Human Resources.

Mr. Derge has been employed by the Company as Vice President, International Operations since July 1992. Mr. Derge also serves as the Managing Director of OCLI Optical Coating Laboratory GmbH, the Company's subsidiary located in Reinheim, Germany. He is also Co-Managing Director of MMG Glastechnik in Goslar, Germany, and Managing Director of the Company's various European sales operations. Mr. Derge was previously employed by Spectra Physics, Sweden, as Vice President, International Marketing.

Mr. McCullough was the Company's Vice President, Finance and Administration from 1958 to 1967. During 1976 and 1977, he was Vice President in charge of the Company's Commercial Products and Raytek Divisions. In January 1978, he was appointed Senior Vice President, and in December 1988, he was appointed Executive Vice President of the Company. In January 1992, he assumed a lesser involvement with the Company with the title of Vice President.

Mr. Parson has been employed by the Company since 1973 in various manufacturing, marketing and sales positions. He was appointed
General Manager, Glare/Guard(R) Division, in May 1992 and was appointed Vice President on June 22, 1993.

Mr. Pietrelli has been employed by the Company since 1980. Mr. Pietrelli held the position of Corporate Materials Manager until May 1992 when he assumed the position of Manager, Corporate Services. He was appointed Vice President, Corporate Services effective June 22, 1993.

Dr. Seeser has been employed by the Company since 1983. Dr. Seeser has held engineering and engineering management positions with the Company and was appointed Vice President in March 1986
and Chief Technical Officer effective November 1, 1993.   From
August 1987 through March 1989, he also held the position of General Manager, Advanced Products Division, in addition to his management responsibilities for the Corporate Technology Group of the Company.

Mr. Strandlund has been employed by the Company since 1973 and has held various engineering and management positions in the Company. He was appointed Vice President and General Manager, Commercial Products Division in September 1986. Effective with the formation of the Santa Rosa Division on November 1, 1992, he became Vice President and General Manager, Santa Rosa Division.

Mr. Wally has been employed by the Company since 1978 as Controller, and in December 1988, Mr. Wally was also appointed Vice President. Mr. Wally was designated as acting Corporate Secretary in July 1981 and Corporate Secretary in April 1983. Effective December 17, 1993, Mr. Wally relinquished the title of Corporate Secretary.

Mr. Zils was employed by the Company in 1989 as Director of Contracts/Corporate Counsel. He was appointed Vice President on June 22, 1993 and Corporate Secretary on December 17, 1993. At that time, Mr. Zils also assumed the title of General Counsel.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the definitive
Proxy Statement, which information is incorporated herein by reference.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS

Information required by this item is included in the Company's 1994 Annual Report to Stockholders under Market for Registrant's Common Stock and Related Stockholder Matters and is herein incorporated by reference. The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ/National Market System under the symbol OCLI. The number of stockholders of record at December 31, 1994 was 1,197.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item (Five-Year Summary) is included in the Company's 1994 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Information required by this item is included in the Company's
1994 Annual Report to Stockholders under Management's Discussion and Analysis of Results of Operations and Financial Condition and is herein incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included in the Company's 1994 Annual Report to Stockholders under Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Stockholders' Equity; Consolidated Statements of Cash Flows; Notes to Consolidated Financial Statements; and Independent Auditors' Report and is herein incorporated by reference.

The consolidated financial schedules of Optical Coating
Laboratory, Inc. and Subsidiaries are filed as part of Item 14 of this annual report on Form 10-K.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and
13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended October
31, 1994, with the Securities and Exchange Commission, a definitive proxy statement pursuant to Regulation 14A in connection with its 1995 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated by reference into Item 10.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

        (A) ITEMS FILED AS PART OF REPORT

        1.  FINANCIAL STATEMENTS

            Independent Auditors' Report
            Consolidated Balance Sheets
            Consolidated Statements of Operations
            Consolidated Statements of Stockholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

The consolidated financial statements and notes to consolidated financial statements of Optical Coating Laboratory, Inc. and Subsidiaries are incorporated herein by reference to the Company's 1994 Annual Report to Stockholders.

        2.  FINANCIAL STATEMENT SCHEDULES

            Schedule VIII     Valuation and Qualifying Accounts

The financial statement schedule should be read in conjunction with the financial statements in the 1994 Annual Report to Stockholders. Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


 (A)(3)  EXHIBITS

The following are filed as Exhibits to this Annual Report on Form
10-K. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

3.1 Restated Certificate of Incorporation.Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1988.

3.2 By-Laws. Incorporated by reference to Exhibit (3)(b) of the Registrant's Form 8-K under Item 5 dated November 20,
      1987.

4.1 Interest Rate Swap Agreement between Registrant and Bank of America, NT&SA, dated July 20, 1988. Incorporated by reference to Exhibit (4)(b) of the Registrant's Form 10-Q for the quarter ended July 31, 1988.

4.2   Rights Agreement between Registrant and First Interstate
      Bank of California dated November 25, 1987. Incorporated by reference to Exhibit (4) of the Registrant's Form 10-K for the year ended October 31, 1987.

4. 3  Confirmation of Interest Rate Swap between Registrant and
      Bank of America, NT&SA, dated August 2, 1991.
      Incorporated by reference to Exhibit (28)(c) of the Registrant's Form 10-Q for the quarter ended July 31,
      1991.

4.4 Note Purchase Agreement(s) dated as of May 27, 1994 for the private placement of $18,000,000 of 8.71% Senior Notes due June 1, 2002 between the Registrant and Connecticut Mutual Life Insurance Company, Modern Woodman of America and American Life and Casualty Insurance Company. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1994.

4.5   Amended and Restated Credit Agreement dated as of June 30,
      1994 between the Registrant and Bank of America, NT&SA.
      Incorporated by reference to Exhibit (4)(b) of the Registrant's Form 10-Q for the quarter ended July 31,
      1994.

9     Not applicable.

10.0* Registrant's Management Incentive Plan for 1995.(1) (See pages 23 through 24)

10.1 Registrant's Employee Stock Ownership Plan (OCLI ESOP+) as amended. Incorporated by reference to Exhibit (10)(c) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.2  Registrant's 1993 Incentive Compensation Plan.
      Incorporated by reference to Exhibit A of the Registrant's
      Proxy Statement dated March 8, 1993.(1)

10.3  Registrant's 1992 Incentive Compensation Plan.
      Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1992.(1)

10.4  Registrant's 1991 Incentive Compensation Plan.
      Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 25, 1991.(1)

10.5  Registrant's 1987 Incentive Compensation Plan.
      Incorporated by reference to Exhibit A of the Registrant's
      Proxy Statement dated February 19, 1987.(1)

10.6  Registrant's 1984 Incentive Stock Option Plan.
      Incorporated by reference to Exhibit (10)(d) of the Registrant's Form 10-K for the year ended October 31,
      1985.(1)

10.7  Registrant's 1983 Incentive Stock Option Plan.
      Incorporated by reference to Exhibit (10)(d) of the Registrant's Form 10-K for the year ended October 31,
      1983.(1)

10.8  Registrant's 1982 Incentive Stock Option Plan.
      Incorporated by reference to Exhibit A of Proxy Statement of Registrant dated March 1, 1982.(1)

10.9  Form of Incentive Compensation Agreement between
      Registrant and its Executive Officers. Incorporated by reference to Exhibit (10)(h) of the Registrant's Form 10-K for the year ended October 31, 1987.(1)

10.10 Registrant's Directors' and Officers' Liability and
      Corporate Reimbursement Insurance Policy. Incorporated by reference to Exhibit (10)(i) of the Registrant's Form 10-K for the year ended October 31, 1987.(1)

10.11 Form of Directors' and Officers' Indemnification
      Agreement. Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987.(1)

10.12 Employment Agreements between Registrant and its Executive Officers. Incorporated by reference to Exhibit (10)(k) of the Registrant's Form 10-K for the year ended October 31, 1987. Second Amendment thereto incorporated by reference to Exhibit (28)(a) of the Registrant's Form 10-Q for the quarter ended January 31, 1992.(1)

10.13 Form of Third Amendment to Employment Agreements between Registrant and its Executive Officers dated November 20, 1993.(1) Incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the year ended October 31, 1993. (1)

10.14 Form of Employment Assurance Agreements between Registrant and its key technical and professional employees. Incorporated by reference to Exhibit (10)(l) of the Registrant's Form 10-K for the year ended October 31, 1987. Form of Amendment thereto incorporated by reference to Exhibit (28)(b) of the Registrant's Form 10-Q for the quarter ended January 31, 1992.(1)

10.15 Mortgage Agreement between the Scottish Development Agency and Registrant's Scottish Subsidiary. Incorporated by reference to Exhibit (10)(o) of the Registrant's Form 10-K for the year ended October 31, 1987.

10.16 Acquisition Agreement between Henning Von Birkhahn and Ingo Mertens and the Registrant's German subsidiary, OCLI Optical Coating Laboratory GmbH, dated December 31, 1992 for the acquisition by the Registrant of MMG MinnahYtte Maschinelle Glasbearbeitung GmbH. Incorporated by reference to Exhibit 2A of Registrant's Form 8-K dated December 31, 1992.

10.17 Joint Venture Agreement between Waldemar J. Milas and the Registrant's German subsidiary, OCLI Optical Coating Laboratory GmbH, dated March 12, 1993. Incorporated by reference to Exhibit 10.19 of the Registrant's Form 10-K for the year ended October 31, 1993.

10.18 Joint Venture Agreement between Nesa Informatica Srl, Italy, and the Registrant's Italian subsidiary, Optical Coating Laboratory Srl dated April 22, 1993. Incorporated by reference to Exhibit 10.20 of the Registrant's Form 10-K for the year ended October 31, 1993.

10.19 Joint Venture Agreement by and among ICI American Holdings Inc., Optical Coating Laboratory, Inc. and Flex Products, Inc., dated December 19, 1988. Incorporated by reference to Exhibit (10)(p) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.20 Non-Qualified Stock Option Agreement dated August 26, 1988 under the Registrant's 1987 Incentive Compensation Plan between the Registrant and John McCullough. Incorporated by reference to Exhibit (10)(r) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.21 Stock Purchase Agreement by and between Registrant and
      John McCullough dated August 19, 1991. Incorporated by reference to Exhibit (10)(v) of the Registrant's Form 10-K for the year ended October 31, 1991.

10.22 Employment Agreement by and between Registrant and Herbert
      M. Dwight dated August 19, 1991. Incorporated by reference to Exhibit (10)(w) of the Registrant's Form 10-K for the year ended October 31, 1991.(1)

10.23 Employment Agreement by and between John McCullough and
      Registrant dated August 19, 1991. Incorporated by reference to Exhibit (10)(x) of the Registrant's Form 10-K for the year ended October 31, 1991.(1)

10.24 Severance Agreement dated September 1, 1993 and Supplemental Release Agreement dated January 5, 1994 by and between Gilbert L. Whissen and Registrant.(1) Incorporated by reference to Exhibit 10.29 of the Registrant's Form 10-K for the year ended October 31, 1993.

11* Computation of earnings (loss) per share for the years ended October 31, 1994, 1993 and 1992. (See pages 25 through 26)

12    Not applicable.

13* Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1994. With the exception of the information incorporated by reference in Items 1, 5, 6, 7, 8 and 14 of this Form 10-K, the Annual Report to Stockholders for the fiscal year ended October 31, 1994 is not deemed filed as part of this report. (See pages 27 through 54)

16    Not applicable.
18    Not applicable.
21*   Subsidiaries of the Registrant. (See page 55)
22    Not applicable.
23*   Independent Auditors' Consent and Report on Schedules (See
      page 56)
24    Not applicable
99    Not applicable.

*     Items not previously filed are designated by an asterisk.
(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to
      Item 14(c) of Form 10-K.

(B)  REPORTS ON FORM 8-K

     None


        OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                        (S-X, RULE 12-09)
                     (AMOUNTS IN THOUSANDS)
Column A             Column B      Column  C     Column D   Column E
                     Balance       Additions    Deductions
                     at            charged to     Amounts   Balance
                     Beginning  Costs &   Other   Charged   at End
Description          of Period Expenses  Accounts  Off      of Period


ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended
 October 31, 1994    $1,817       $667   $85(a)    $759    $1,810
 Year ended
 October 31, 1993      $728     $1,167  $102(a)    $180    $1,817
 Year ended
 October 31, 1992      $432       $408    $1(a)    $113      $728

ALLOWANCE FOR INTERCOMPANY PROFIT
     IN INVENTORY:
 Year ended
 October 31, 1994    $1,130        $36  $-0-       $-0-    $1,166
 Year ended
 October 31, 1993    $1,809       $-0-  $-0-       $679    $1,130
 Year ended
 October 31, 1992      $948       $861  $-0-       $-0-    $1,809

VALUATION RESERVES FOR INVENTORY:
 Year ended
 October 31, 1994      $826       $-0-  $-0-        $61      $765
 Year ended
 October 31, 1993      $248       $578  $-0-       $-0-      $826
 Year ended
 October 31, 1992      $395       $-0-  $-0-       $147      $248

<F1>
(a)The 1994 and 1992 balances consist of recoveries and foreign currency translation effects. The 1993 balances consist primarily of amounts recorded in connection with the acquition of MMG, net of recoveries.



                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  January 25, 1995       OPTICAL COATING LABORATORY, INC.


                              By:/S/HERBERT M. DWIGHT, JR.
                                 Herbert M. Dwight, Jr.
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                        TITLE                 DATE

                         Chairman of the Board,
                                President,
                       Chief Executive Officer and
                         Chief Financial Officer
                          (Principal Executive,
                         Operating and Financial
/S/HERBERT M. DWIGHT, JR.        Officer)          January 25, 1995
Herbert M. Dwight, Jr.
                             Vice President,
                           General Counsel and
                           Corporate Secretary
/S/JOSEPH C. ZILS          (Executive Officer)     January 25, 1995
Joseph C. Zils
                            Vice President and
                          Corporate Controller
/S/JOSEF WALLY            (Principal Accounting
Josef Wally                      Officer)          January 25, 1995


/S/JOHN MCCULLOUGH              Director
John McCullough             and Vice President     January 25, 1995


/S/DOUGLAS C. CHANCE             Director          January 25, 1995
Douglas C. Chance

/S/JULIAN SCHROEDER              Director          January 25, 1995
Julian Schroeder

/S/RENN ZAPHIROPOULOS            Director          January 25, 1995
Renn Zaphiropoulos