Form 10-Q
period 1995-01-31
OPTICAL COATING LABORATORY INC
filed 1995-03-16
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(MARK ONE)

  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended JANUARY 31, 1995

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from            to

                         Commission file number  0-2537

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

               Outstanding at February 28, 1995:  9,013,793 Shares


This document contains 16 pages.

The Exhibit listing appears on Page 14.



                         PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                         January 31,    October 31,
                                            1995            1994
                                                (Unaudited)
     ASSETS
     Current Assets:
       Cash and short-term investments      $16,452       $19,663
       Accounts receivable, net of
         allowance for doubtful
          accounts of $1,767 and $1,810      24,767        22,007
       Inventories                           12,187        10,559
       Deferred income tax assets             4,946         4,235
       Other current assets                   2,464         1,246
                                             ------        ------
        Total Current Assets                 60,816        57,710

     Other Assets and Investments             9,054         9,159

     Property, Plant and Equipment:
       Land and improvements                  8,619         8,623
       Buildings and improvements            27,628        27,495
       Machinery and equipment               80,724        80,206
       Construction-in-progress               5,507         3,083
                                           ________      ________
                                            122,478       119,407
       Less accumulated depreciation       (68,916)      (67,397)
        Property, Plant and                ________      ________
           Equipment - Net                   53,562        52,010
                                           ________      ________
                                           $123,432      $118,879

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                       $6,503       $ 6,197
      Accrued expenses                        9,253         8,423
      Accrued compensation expenses           5,398         4,785
      Income taxes payable                    3,019         1,671
      Current maturities on long-term debt    6,947         6,878
      Notes payable                             613           428
      Deferred revenue                          844           636
                                             ------        ------
        Total Current Liabilities            32,577        29,018

      Accrued postretirement health benefits
       and pension liabilities                1,907        1,877
      Deferred income tax liabilities           853           506
      Long-term debt                         34,955        35,441

     Stockholders' Equity:
      Common stock, $.01 par value;
       authorized 30,000,000
       shares;  issued and
       outstanding 8,978,000
           and 8,973,000 shares                  90            90
       Paid-in capital                       39,969        39,967
       Retained earnings                     13,340        12,055
      Cumulative foreign currency
       translation adjustment                 (259)           (75)
                                             ------       -------
          Total Stockholders' Equity         53,140        52,037

                                           $123,432      $118,879
                                           ========      ========

     See Notes to Consolidated Financial Statements

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              For the three months ended January 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                                 Three Months Ended
                                                     January 31,
                                                  1995          1994
     Net sales and other revenues                $35,993       $30,091

     Costs and expenses:
      Cost of sales                               21,352        19,017
      Research and development                     1,387         1,111
      Selling and administrative                   9,244         7,208
      Amortization of intangibles                    171           166
                                                  ------        ------
       Total costs and expenses                   32,154        27,502
                                                  ------        ------
       Earnings from operations                    3,839         2,589

     Other income (expense):
      Interest income                                226             9
      Interest expense                             (920)         (698)
                                                  ------       -------
       Earnings before income taxes                3,145         1,900

     Income taxes                                  1,321           798
                                                  ------       -------
       Net earnings                               $1,824        $1,102
                                                 =======       =======
     Net earnings per common and common
       equivalent share                         $    .20      $    .12
                                                ========      ========

     See Notes to Consolidated Financial Statements



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the three months ended January 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                                    FOREIGN
                               COMMON STOCK    PAID-IN    RETAINED  CURRENCY
                               SHARES  AMOUNT  CAPITAL    EARNINGS  TRANSLATION
BALANCE AT NOVEMBER 1, 1994    8,978    $90    $39,967    $12,055      $(75)

Exercise of stock options,
including tax benefit                                2
Foreign currency translation
  adjustment for the period                                            (184)
Net earnings for the period                                  1,824
Dividend on common stock                                     (539)
                               _____    ___    _______     _______    _____
BALANCE AT JANUARY 31, 1995    8,978    $90    $39,969     $13,340    $(259)
                               =====    ===    =======     =======    =====

See Notes to Consolidated Financial Statements




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended January 31, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

                                                         Three Months Ended
                                                             January 31,
                                                           1995      1994
     Cash Flows from Operating Activities:
      Cash received from customers                       $37,258   $31,017
      Interest received                                      297         5
      Cash paid to suppliers and employees               (35,037)  (28,428)
      Interest paid                                       (1,270)     (506)
      Income taxes paid, net of refunds                     (369)      588

        Net cash provided by operating activities            879     2,676

     Cash Flows from Investing Activities:
      Purchase of plant and equipment                    (3,301)    (1,523)

     Cash Flows used for Financing Activities:
      Proceeds from notes payable                           182       152
      Proceeds from exercise of stock options                 2         4
      Repayment of long-term debt                          (404)     (467)
      Repayment of notes payable                                      (17)
      Payment of dividend on common stock                  (539)     (538)

        Net cash used for financing activities             (759)     (866)

     Effect of exchange rate changes on cash                (30)      (27)

     Net increase (decrease) in cash and
       short-term investments                            (3,211)      260

     Cash and short-term investments
       at beginning of period                            19,663     2,284

     Cash and short-term investments
       at end of period                                $ 16,452   $ 2,544


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended January 31, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                           January 31,
                                                         1995      1994
     Reconciliation of net earnings to cash flows
      from operating activities:
     Net earnings                                       $1,824    $1,102
     Adjustments to reconcile net earnings to
      net cash provided by operating activities:
       Depreciation and amortization                     1,821     1,720
       Loss on disposal or abandonment of equipment         19         3
       Accrued postretirement health benefits               27       (31)
       Deferred income taxes                               357        56
       Other non-cash adjustments to net earnings          (60)      (39)
       Change in:
        Accounts receivable                             (2,953)      228
        Inventories                                     (1,689)     (236)
        Income tax receivable                                      1,345
        Deferred income tax assets                        (711)      (36)
        Other current assets and
          other assets and investments                  (1,328)     (825)
        Accounts payable, accrued
          expenses and accrued compensation expenses     2,013      (381)
        Deferred revenue                                   208      (209)
        Income taxes payable                             1,351       (21)
          Total adjustments                               (945)    1,574

        Net cash provided by  operating activities      $  879   $ 2,676



See Notes to Consolidated Financial Statements


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended January 31, 1995 and 1994
                                   (Unaudited)

1.   GENERAL

     The Consolidated Balance Sheet as of January 31, 1995, the Consolidated Statements of Earnings for the three month periods ended January 31, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the three month period ended January 31, 1995 and the Consolidated Statements of Cash Flows for the three month periods ended January 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at January 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for fiscal 1994.

     Certain amounts in the 1994 consolidated financial statements have been reclassified to conform with the presentation in the 1995 consolidated financial statements.

     The results of operations for the period ended January 31, 1995 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

     Inventories consisted of the following:

                                            January 31,    October 31,
                                               1995           1994
                                               (Amounts in thousands)

     Raw materials and supplies               $ 4,940       $ 3,633
     Work-in-process and finished goods         7,247         6,926

                                              $12,187       $10,559

3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                            January 31,    October 31,
                                               1995          1994
                                              (Amounts in thousands)

     Workers' compensation reserve           $ 1,619       $ 1,578
     Ground water remediation reserve          1,193         1,197
     Other accrued liabilities                 6,441         5,648
                                             $ 9,253       $ 8,423



4.   LONG-TERM DEBT

     Long-term debt consisted of:

                                              January 31,    October 31,
                                                 1995           1994
                                                (Amounts in thousands)

     Unsecured Senior Notes.  Interest at
     8.71% payable semi-annually.  Principal
     payable in annual installments of $3.6
     million from 1998 through 2002.               $18,000     $18,000

     Unsecured bank term loan.  Interest at
     approximately 9.7% payable quarterly.
     Principal payable in twelve equal quarterly
     installments commencing October 31, 1994
     and ending July 31, 1997.                       5,500       5,500

     Land improvement assessment, at an average
     rate of 6.75% interest.  Principal and
     interest payable in semi-annual installments
     of $77,000 through 1998.                          459        517

     Scottish Development Agency (SDA) building
     loan, at 12%, with semi-annual payments of
     approximately $357,000, each comprising
     principal and interest through 2006.
     Collateralized by the land and building of
     the Company's Scottish subsidiary.               4,209     4,289

     Notes payable to private parties in
     connection with the purchase of MMG. Principal
     and interest at 8% payable over ten years in
     quarterly installments of approximately
     $400,000 through 2003.                           7,920     8,167

     Bank loans of MMG with interest rates ranging
     from 4.5% to 9.75%. Payable in annual and
     semi-annual installments through 2014. Partly
     collateralized by mortgages on MMG land and
     buildings and liens on equipment.                5,157    5,133

     Present value of obligations under capital
     leases at an assumed interest rate of 7.5%
     payable in monthly installments through 2004.      657      713
                                                     41,902   42,319
     Less current maturities                         (6,947)  (6,878)
                                                    $34,955   $35,441

     The Company has a $10 million credit facility with a bank carrying a commitment fee of 1/2% per annum. $5.5 million of the credit commitment is allocated to a term loan and becomes available under the revolving credit segment as the term loan is repaid on a quarterly basis over three years. The facility expires on June 30, 1997. Additionally, the credit facility covers a bank guarantee of approximately $4.0 million to secure 50% of the notes payable arising from the purchase of MMG. This guarantee facility carries a fee of 1.25% per annum.

     The Company's subsidiary in Scotland has a credit arrangement at market interest rates of up to approximately $430,000 with interest payable at market rates. There were no borrowings under this credit arrangement in the first quarter 1995 or in 1994.


     The Company has outstanding letters of credit in the amount of $1.9 million to meet the requirements under the Company's workers' compensation self insurance plans, and the Company's subsidiary in Scotland has outstanding letters of credit of approximately $370,000 to guarantee payment of import duty.

5.   STOCK OPTIONS

     During the first quarter of 1995, the Company granted options to purchase 338,000 shares of the Company's common stock at a price equal to 100% of the market price on the date of grant under the Company's incentive compensation and employee stock option plans. At January 31, 1995, 1,680,737 shares are subject to outstanding options, of which 1,157,362 options are exercisable. Options to purchase 418,213 shares of common stock are available for future grants under the plans.



               PART I.   FINANCIAL INFORMATION

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF MATERIAL CHANGES IN RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales and other revenues for the first quarter of 1995 were $36.0 million, up 20% over net sales and other revenues of $30.1 million for the first quarter of 1994. The increase in net sales and other revenues for the first quarter of 1995 over the comparative period of 1994 was primarily due to increased demand for the Company's visual filters and instrument components, for X-ray telescope work for NASA, and for fabricated glass components in the U.S. and Europe. The Company's DirectCoatTM operation, a new capability as compared to the first quarter of 1994, shipped at available capacity during the first quarter of 1995.

During the first quarter of 1995, the Company estimates that it experienced a price decline of approximately 5% in its OEM display product line. This price decline was substantially offset by incremental volume in the product area. The Company experienced no other significant price changes in other product areas in the first quarter of 1995.

Cost of sales as a percent of sales was 59.3% for the first quarter of 1995 compared to 63.2% for the first quarter of 1994. The lower cost of sales ratio in the first quarter of 1995 reflects the increased utilization of existing capacity due to the higher level of sales during the period.

Research and development expenditures in the first quarter of 1995 were 3.9% of sales, compared to 3.7% for the first quarter of 1994; with the level of expenditure increasing by $276,000, or 25%, in the current period compared to the first quarter of 1994. This reflects management's objective to maintain research and development expenditures at a relatively consistent level as a percent of sales.

Selling and administrative expenses in the first quarter of 1995 were 25.7% of sales, compared to 24.0% for the first quarter of 1994; with the level of expenditure increasing by $2.0 million, or 28%, in the current period compared to the first quarter of 1994. This increase primarily reflects higher general and administrative expenses in the current period.

Interest income in the first quarter of 1995 increased $217,000 compared to the first quarter of 1994, reflecting the higher short term investment balances on hand in the current period. Interest expense for the first quarter of 1995 increased $222,000, or 32%, compared to the first quarter of 1994, reflecting the increase in the Company's long-term debt.

As a result of the foregoing, the Company reported earnings before income taxes of $3.1 million in the first quarter of 1995 compared to $1.9 million in the first quarter of 1994.

The effective income tax rate was 42% for the first quarter of 1995 and 1994.

The Company had net earnings of $1.8 million, or $.20 per share, for the first quarter of 1995, compared to $1.1 million, or $.12 per share, for the first quarter of 1994.

FINANCIAL CONDITION

During the first quarter ended January 31, 1995, the Company's operating activities provided $879,000 in cash flow while $3.3 million was expended to purchase plant and equipment. During the first quarter of 1995, working capital, other than cash and temporary investments, increased by $2.8 million primarily due to increases in accounts receivable and inventories associated with higher sales. As a result of its operating activities and changes in its working capital, the Company's cash and short term investment position decreased by $3.2 million during the quarter.

During the first quarter of 1995, the Company announced that it had signed a Letter of Intent to increase its equity position from 40% to 60% in Flex Products, Inc. Flex Products is the exclusive supplier of Optically Variable Pigment, produced by a proprietary and patent protected thin film roll-coating process and used in approximately 30 countries for anti-counterfeiting imprinting of currencies. The Company also completed negotiations to acquire a precision plastic optics manufacturer to add this capability to its overall product offerings. The Company is also adding additional MetaMode(R) machine capacity to its Linear Polarizer and DirectCoatTM operations and is upgrading its in-line MetaMACTM sputter coater for increased capacity for front surface mirror products.

Relatedly, management has initiated discussions with its banks to increase its bank borrowing and line of credit facilities to have available incremental borrowing capacity to meet the cash flow requirements associated with the Company's capital investment and selected acquisition programs.
The Company has also initiated the potential private placement, in an amount of up to $10 million, of a new series of convertible redeemable preferred stock.

Management believes that the cash on hand at January 31, 1995, cash anticipated to be generated from future operations, borrowings available from renegotiated bank loan and credit arrangements, and private placement of preferred stock will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, above referenced acquisitions, debt service requirements and payments of dividends as declared.




                         INDEPENDENT ACCOUNTANTS' REVIEW


The January 31,1995 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
 and Stockholders of
 Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of January 31, 1995 and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended January 31, 1995 and 1994 and the related condensed consolidated statement of stockholders' equity for the three-month period ended January 31, 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institure of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our reported dated December 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/DELOITTE & TOUCHE LLP
San Francisco, California

February 15, 1995


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    Page(s)

          None

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

               (2)       None
               (4)       None

               (11)*     Computation of per share earnings
                         for the three months ended January 31,
                         1995 and 1994.

               (15)*     Letter of Deloitte & Touche regarding
                         unaudited interim financial information.

               (18)      None

               (19)* Items not previously filed are designated by an asterisk.

               (22)      None
               (23)      None
               (24)      None
               (27)      None

          (b)  Reports on Form 8-K filed for the three
               months ended January 31, 1995.

               None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              OPTICAL COATING LABORATORY, INC.
                                        (Registrant)


March 16, 1995                /s/HERBERT M. DWIGHT, JR.
     Date                     Herbert M. Dwight, Jr.
                              President and Chief Financial Officer
                              (Principal Financial Officer)