Form 10-Q/A
period 1995-01-31
OPTICAL COATING LABORATORY INC
filed 1995-04-26
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-Q/A
(Mark One)

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

             (2)        None

             (4)        None

             (10)       None

             (11)       Computation of per share earnings
                        for the three months ended January 31,
                        1995 and 1994.

             (15)       Letter of Deloitte & Touche regarding
                        unaudited interim financial information.

             (18)       None

             (19)       None

             (22)       None

             (23)       None

             (24)       None

             (27) Financial Data Schedule for the three months ended January 31, 1995.

             (99)       None