Form 10-Q
period 1995-04-30
OPTICAL COATING LABORATORY INC
filed 1995-06-14
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(MARK ONE)
[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended APRIL 30, 1995

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

                 Outstanding at May 31, 1995:  9,066,220 shares


This document contains 23 pages.
The Exhibit listing appears on Page 15-16



                         PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                          April 30,   October 31,
     ASSETS                                 1995         1994
     Current Assets:
      Cash and short-term investments    $  5,467     $  19,663
          Accounts receivable, net
          of allowance for doubtful
          accounts of $1,501 and $1,810    27,782        22,007
      Inventories                          12,884        10,559
      Deferred income tax assets            4,934         4,235
      Other current assets                  2,716         1,246
        Total Current Assets               53,783        57,710

     Other Assets and Investments          10,937         9,159

     Property, Plant and Equipment:
       Land and improvements                8,663         8,623
       Buildings and improvements          28,143        27,495
       Machinery and equipment             84,365        80,206
       Construction-in-progress            11,492         3,083
                                          132,663       119,407
       Less accumulated depreciation      (70,996)      (67,397)
        Property, Plant and
          Equipment - Net                  61,667        52,010
                                        $ 126,387     $ 118,879

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                  $   7,461     $   6,197
      Accrued expenses                     11,418         8,423
      Accrued compensation expenses         5,444         4,785
      Income taxes payable                    918         1,671
      Current maturities on long-term debt  7,473         6,878
      Notes payable                           339           428
      Deferred revenue                        595           636
        Total Current Liabilities          33,648        29,018

     Accrued postretirement health benefits
      and pension liabilities               1,946         1,877
     Deferred income tax liabilities           91           506
     Long-term debt                        34,441        35,441

     Stockholders' Equity:
      Common stock, $.01 par value;
       authorized 30,000,000 shares;
       issued and outstanding 9,044,000
       and 8,978,000 shares                    90            90
       Paid-in capital                     40,448        39,967
       Retained earnings                   15,338        12,055
      Cumulative foreign currency
       translation adjustment                 385           (75)
      Total Stockholders' Equity           56,261        52,037
                                        $ 126,387     $ 118,879

     See Notes to Consolidated Financial Statements

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               Three and Six Months Ended April 30, 1995 and 1994
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                              Three Months Ended            Six Months Ended
                                   April 30,                    April 30,
                               1995        1994              1995     1994

Net sales and other revenues  $41,487    $33,544           $77,480  $63,635
 Cost of sales                 25,923     20,544            47,275   39,561
   Gross profit                15,564     13,000            30,205   24,074

Operating expenses:
 Research and development       1,632      1,344              3,019   2,455
 Selling and administrative     9,390      8,476             18,634  15,684
 Amortization of intangibles      304        150                475     316
  Total operating expenses     11,326      9,970             22,128  18,455

   Income from operations       4,238      3,030              8,077   5,619

Other income (expense):
 Interest income                  196          9               422       18
 Interest expense                (991)      (716)           (1,911)  (1,414)
   Income before taxes          3,443      2,323             6,588    4,223

Income taxes                    1,445        976             2,766    1,774

   Net income                $  1,998   $  1,347          $  3,822 $  2,449


Net income per common and common
 equivalent share             $      .21  $  .15           $   .44  $   .27


See Notes to Consolidated Financial Statements



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six Months Ended April 30, 1995
                             (Amounts in thousands)
                                   (Unaudited)

FOREIGN
                                COMMON STOCK  PAID-IN RETAINED  CURRENCY
                               SHARES  AMOUNT CAPITAL EARNINGS  TRANSLATION

BALANCE AT NOVEMBER 1, 1994    8,978    $90   $39,967 $12,055   $  (75)

Exercise of stock options,
 including tax benefit            66              481
Foreign currency translation
 adjustment for the period                                         460
Net income for the period                               3,822
Dividend on common stock                                 (539)

BALANCE AT APRIL 30, 1995       9,044  $ 90    $40,448 $15,338   $ 385









See Notes to Consolidated Financial Statements




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three and Six Months ended April 30, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

                                   Three Months Ended  Six Months Ended
                                        April 30,          April 30,
                                  1995       1994       1995      1994

Cash Flows from Operating Activities:
 Cash received from customers     $35,241  $31,791      $72,499 $62,808
 Interest received                    197        8          494      13
 Cash paid to suppliers and
  employees                       (31,043) (26,098)     (66,076)(54,526)
 Cash paid to ESOP+                  (402)    (394)        (406)   (394)
 Interest paid                       (833)    (736)      (2,103) (1,242)
 Income taxes paid, net of refunds (3,518)    (991)      (3,887)   (403)

  Net cash provided by (used for)
   operating activities              (358)   3,580          521   6,256

Cash Flows from Investing Activities:
 Purchase of plant and equipment    (7,837) (2,255)     (11,138) (3,778)
 Cash portion  of payment for
  purchase of Netra, net of
  cash acquired                     (1,477)              (1,477)


  Net cash used for investing
   activities                       (9,314) (2,255)     (12,615) (3,778)

Cash Flows from Financing Activities:

Proceeds from exercise of stock
 options                               370      12          372      16

Proceeds from debt borrowings                4,000                4,000

Proceeds from notes payable             6       30          188     182

Repayment of long-term debt        (1,488)  (3,149)      (1,892) (3,616)
 Repayment of notes payable          (307)    (264)        (307)   (281)
 Payment of dividend on common stock                       (539)   (538)

  Net cash provided by (used for)
   financing activities            (1,419)      629      (2,178)   (237)

Effect of exchange rate changes
 on cash                              106        65          76      38

Net increase (decrease) in cash and
 short-term investments           (10,985)    2,019     (14,196)  2,279
Cash and short-term investments
 at beginning of period            16,452     2,544      19,663   2,284

Cash and short-term investments
 at end of period                  $5,467    $4,563      $5,467  $4,563


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three and Six Months Ended April 30, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

                                       Three Months Ended   Six Months Ended
                                             April 30,          April 30,
                                         1995      1994      1995      1994

Reconciliation of net income to cash
 flows from operating activities:
Net income                              $1,998    $1,347    $3,822    $2,449
Adjustments to reconcile net
 earnings to net cash provided by
 (used for) operating activities:
  Depreciation and amortization          2,149     1,883     3,970     3,603
  Loss on disposal or abandonment
   of equipment                             79       215        98       218
  Accrued postretirement
   health benefits                          10        55        37        24
  Deferred income tax liabilities          153      (106)      510       (50)
  Other non-cash adjustments to
   net earnings                           (119)       18      (179)      (21)
  Change in:
   Accounts receivable                  (1,730)   (1,950)   (4,683)   (1,722)
   Inventories                             (97)    1,013    (1,786)      777
   Income tax receivable                     1       699         2     2,044
   Deferred income tax assets               12        13      (699)      (23)
   Other current assets and
     other assets and investments         (432)      175    (1,760)     (650)
   Accounts payable, accrued expenses
     and accrued compensation expenses      27        58     2,040      (323)
   Deferred revenue                       (249)      129       (41)      (80)
   Income taxes payable                 (2,160)       31      (810)       10
     Total adjustments                  (2,356)    2,233    (3,301)    3,807

  Net cash provided by (used for)
   operating activities               $   (358)   $3,580    $  521    $6,256


Supplemental Schedule of Non-Cash Investing and Financing Activities:

In the second quarter of 1995, the Company acquired Netra Corporation for approximately $1.5 million in cash and approximately $1.6 million to be paid in the Company's common stock. Cash and non-cash components of the acquisition were as follows:

     Fair value of assets acquired,
       including intangibles                        $3,529
     Cash acquired                                    (188)
     Liabilities assumed                              (279)
                                                    $3,062

     Cash paid to sellers, net of cash acquired     $1,477
     OCLI common stock to be issued to sellers       1,585
                                                   $ 3,062



See Notes to Consolidated Financial Statements


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and Six Months Ended April 30, 1995 and 1994
                                   (Unaudited)

1.   GENERAL

     The Consolidated Balance Sheet as of April 30, 1995, the Consolidated Statements of Income for the three and six month periods ended April 30, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the six month period ended April 30, 1995 and the Consolidated Statements of Cash Flows for the three and six month periods ended April 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at April 30, 1995 and for all periods presented have been made.

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

     The results of operations for the period ended April 30, 1995 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

     Inventories consisted of the following:

                                               April 30,      October 31,
                                                 1995            1994
                                               (Amounts in thousands)

     Raw materials and supplies                $  4,816       $  3,633
     Work-in-process and finished goods           8,068          6,926
                                               $ 12,884       $ 10,559

3.   OTHER ASSETS AND INVESTMENTS

     At April 30, 1995, other assets and investments include $9.0 million of goodwill; $7.9 million attributed to the purchase of MMG which is being amortized over 15 years and $1.1 million attributed to the purchase of Netra Corporation which is being amortized over five years.

     In the second quarter of 1995, the Company acquired the assets and liabilities of Netra Corporation, a precision plastic component manufacturer, for a total purchase price of approximately $3.1 million. The purchase price consisted of cash of approximately $1.5 million paid at closing and the balance of approximately $1.6 million to be paid in shares of Company common stock. The number of shares to be issued will be based upon the average bid and ask price for the stock for the 30 business days immediately preceding July 1, 1995.
     The acquisition was recorded as a purchase.



4.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                          April 30,  October 31,
                                             1995        1994
                                          (Amounts in thousands)

     Workers' compensation reserve       $    1,563   $ 1,578
     Ground water remediation reserve         1,193     1,197
     Other accrued liabilities                8,662     5,648
                                          $  11,418   $ 8,423

5.   LONG-TERM DEBT

     Long-term debt consisted of:              April 30,    October 31,
                                                 1995           1994
                                               (Amounts in thousands)
     Unsecured Senior Notes.  Interest
      at 8.71% payable semi-annually.
      Principal payable in annual
      installments of $3.6 million
      from 1998 through 2002.                   $18,000       $18,000

     Unsecured bank term loan.  Interest
      at approximately 9.7% payable quarterly.
      Principal payable in twelve equal
      quarterly installments from October 31,
      1994 through July 31, 1997.                 4,500         5,500

     Land improvement assessment.  Interest
      at an average rate of 6.75%.  Principal
      and interest payable in semi-annual
      installments of $77,000 through 1998.         401           517

     Scottish Development Agency (SDA)
      building loan, at 12%, with semi-annual
      payments of approximately $357,000,
      each comprising principal and interest
      through 2006. Collateralized by the
      land and building of the Company's
      Scottish subsidiary.                        4,185         4,289

     Notes payable to private parties in
      connection with the purchase of MMG.
      Principal and interest at 8% payable
      in quarterly installments of
      approximately $400,000 through 2003.         8,370        8,167

     Bank loans of MMG with interest rates
      ranging from 4.5% to 9.75%. Payable in
      annual and semi-annual installments through
      2014. Partly collateralized by mortgages
      on MMG land and buildings and liens on
      equipment.                                   5,490        5,133

     Present value of obligations under
      capital leases at an assumed interest
      rate of 7.5% payable in monthly
      installments through 2004.                     968          713
                                                  41,914       42,319
     Less current maturities                      (7,473)      (6,878)
                                               $  34,441     $ 35,441




     At April 30, 1995, the Company had a $10 million credit facility (consisting at the time of a $4.5 million term loan and a $5.5 million revolving line of credit) with a bank carrying a commitment fee of 1/2% per annum. In May of 1995, subsequent to the balance sheet date, the Company renegotiated its bank credit facility to a new $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit and liquidated its previously existing credit facility. The new term loan bears interest at the offshore rate (7.3% as of the loan closing date) plus 1.25% with principal payable in semi-annual installments in October and April of each year beginning in October of 1995. Semi-annual principal payments accelerate after two years with $500,000 payable for the first two installments, $1 million payable for the next two installments and $2 million payable for the remaining installments through April of 2000. The term loan borrowings were utilized in connection with the Flex Products transaction discussed in note 7 below, for capital expenditures and to liquidate outstanding debt. No borrowings were made under the new $15 million revolving credit facility which expires on April 28, 2000 and carries a commitment fee of .375% per year. The Company has an incremental credit facility to cover a surety letter for approximately $4.2 million to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit in the approximate amount of $1.5 million to satisfy the Company's workers' compensation self-insurance requirements. The guarantee and letter of credit facilities carry a fee of 1.25%.

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $430,000 at market interest rates and has outstanding letters of credit of approximately $370,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1995 or 1994.

     The Company's subsidiary in Germany has various credit facilities with local banks, totaling approximately $2 million, for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

6.   STOCK OPTIONS

     During the six months ended April 30, 1995, the Company granted options to purchase 457,500 shares of the Company's common stock at a price equal to 100% of the market price on the date of grant under the Company's incentive compensation and employee stock option plans. At April 30, 1995, 1,717,652 shares are subject to outstanding options at option prices ranging from $4.50 to $10.63, of which 1,092,277 options are exercisable.

     At the Annual Stockholders Meeting on March 30, 1995, the stockholders approved the 1995 Incentive Compensation (Stock Option) Plan. The new Plan authorizes the Company to grant options to purchase the Company's common stock up to 600,000 shares. At April 30, 1995, options to purchase 315,213 shares are available for future grants under all of the Company's plans.



7.   SUBSEQUENT EVENTS

     In May 1995, after the balance sheet date, the Company increased its ownership in Flex Products, Inc. (Flex Products) from 40% to 60%, with the remaining interest in Flex Products simultaneously purchased by SICPA Holding S.A., a privately-held Swiss corporation and a major customer of Flex Products. The Company paid $8.4 million in cash to acquire the incremental 20% interest in Flex Products and paid another $7.0 million to acquire a 60% interest in an $11.7 million promissory note issued by Flex Products to its former owner to cover Flex Products working capital requirements. The transaction will be recorded as a purchase in the third quarter of fiscal 1995.

     Also in May 1995, in conjunction with the acquisition of its controlling interest in Flex Products, the Company issued $12 million of Series C Convertible Redeemable Preferred Stock in a private placement. The Preferred Stock is convertible at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances) and is redeemable by the Company commencing two years from the date of issuance. The Series C Preferred Stock has an 8% dividend component which is cumulative and payable quarterly beginning June 30, 1995.


                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales and other revenues for the second quarter of 1995 were $41.5 million, up 24% over net sales and other revenues of $33.5 million for the second quarter of 1994. Net sales and other revenues for the first six months of 1995 were $77.5 million, up 22% over net sales and other revenues of $63.6 million for the same period of 1994. The increase in net sales and other revenues for the second quarter and first six months of 1995 over the comparative periods of 1994 was primarily due to increased shipments of the Company's custom and OEM display products, fabricated glass components used in office automation applications, visual filters used in medical and scientific instrumentation, and on an X-ray telescope project for NASA.

During the second quarter and first six months of 1995, the Company estimates that it experienced an approximate 5-10% price decline in its Glare/Guard(R) product line, an approximate 5-7% price decline in its display product line, and an approximate 3-5% price decline in its glass fabrication product line. These price declines were in part offset by increases in sales volume in these product areas, but in part account for a decline in gross margin percent. The Company had no other significant price changes in its other product lines during the second quarter and first six months of 1995.

Cost of sales as a percent of sales was 62.5% for the second quarter of 1995 compared with 61.2% for the second quarter of 1994 and was 61.0% for the first six months of 1995 compared with 62.2% for the first six months of 1994. The higher cost of sales percentage for the second quarter of 1995 reflects, primarily, non-recurring material costs for tooling in the display product area and a higher than normal material content on the X-ray telescope project.

The average gross margin for the second quarter of 1995 was slightly lower at 37.5% compared to 38.8% for the second quarter of 1994, primarily as a result of higher material costs. However, the average gross margin for the six months of 1995 was higher at 39.0% compared to 37.8% for the six months of 1994, primarily as a result of the higher sales volume in the current year period.

Research and development expenditures in the second quarter of 1995 increased $288,000, or 21%, compared to the second quarter of 1994, and for the first six months of 1995, increased $564,000, or 23%, compared to the first six months of 1994. These increases reflect the Company's emphasis on several significant development programs in the MetaMode(R) area and on electrochromic technology.

Selling and administrative expenses in the second quarter of 1995 increased $914,000, or 11%, over the corresponding quarter of 1994, and for the first six months of 1995, increased $3.0 million, or 19%, over the first six months of 1994. This increase reflects higher selling expenses in relation to the higher sales volumes in the current year periods and increased general and administrative expenses in connection with a rationalization of the Company's European Glare/Guard(R) distribution companies.



Interest expense, net of interest income amounts, increased $88,000, or 12%, for the second quarter of 1995 compared to the second quarter of 1994, and increased $93,000, or 7%, for first six months of 1995 compared to the first six months of 1994. The increase reflects higher funded debt levels in the current year periods.
As a result of the foregoing, income before taxes in the second quarter of 1995 increased $1.1 million, or 48%, compared to income before taxes in the second quarter of 1994; and income before taxes for the first six months of 1995 increased $2.4 million, or 56%, over the corresponding period of 1994.

The effective income tax rate for the second quarter and first six months of 1995 and 1994 was 42%.

Net income for the second quarter of 1995 was $651,000, or 48%, higher than the second quarter of 1994; and net income for the first six months of 1995 was $1.4 million, or 56%, higher than the first six months of 1994.

FINANCIAL CONDITION

During the three and six months ended April 30, 1995, the Company's working capital requirements substantially consumed the cash flow generated by Company operations. During the six month period, accounts receivable increased $5.7 million and inventories increased $2.3 million in relation to the higher sales volume. In addition, income tax payments in the second quarter of 1995 were $3.5 million.

During the second quarter of 1995, the Company spent $7.8 million, and for the first six months of 1995, $11.1 million, for the purchase of plant and equipment. The Company added additional MetaMode(R) machine capacity to its flat panel operation and product development area and upgraded its in-line MetaMACTM sputter coater for increased capacity for front surface mirror products. Also during the quarter, the Company committed to the purchase of a large scale in-line coating machine to be installed before year end and started construction of a 65,000 square foot building on its Santa Rosa campus to house this in-line coating machine and related glass fabrication operations. The Company intends to spend approximately $9.5 million to complete the aforementioned machine purchase and installation and building project.

During the quarter, the Company also expended $1.5 million on the acquisition of Netra, a precision plastic component manufacturer, with the balance of the purchase price of $1.6 million to be paid in July 1995 in the form of Company common stock.

As a result of its operating, investing and financing activities, the Company's cash and short-term investment position decreased $11 million during the second quarter of 1995, and $14.2 million for the six month period of 1995.

Subsequent to quarter end, the Company announced it had completed a transaction to increase its ownership to a controlling interest in Flex Products, Inc. (Flex Products). Flex Products designs, manufactures and markets thin film products produced by a proprietary vacuum deposition technology. Flex Products produces optically variable pigment (OVP) currently used in currency anti-counterfeiting and automobile paint applications, energy efficient window film used for residential, commercial and automotive energy conservation, printing plates used in offset color printing and photoreceptor ground planes used in copiers. The Company paid $8.4 million for an incremental 20% interest in Flex Products and paid $7.0 million to assume a 60% interest in a note of Flex Products held by the seller.

In order to finance the Flex Products acquisition and other cash flow requirements, the Company issued $12 million in convertible redeemable preferred stock through a private placement subsequent to the quarter end. The Company also reached agreement with its bank on a five-year $30 million unsecured credit facility, which consists of a $15 million term loan and a $15 million revolving line of credit. The facility replaces the Company's prior $10 million credit facility.

Management believes that the cash on hand at April 30, 1995, cash anticipated to be generated from future operations, borrowings from the Company's renegotiated bank loan and credit arrangements, and the proceeds from the private placement of preferred stock will be sufficient for the Company to meet its near-term working capital needs, capital expenditure commitments, debt service requirements and payments of dividends as declared.


                   INDEPENDENT ACCOUNTANTS' REVIEW


The April 30, 1995 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT
To the Board of Directors
  and Stockholders of
  Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of April 30, 1995, and the related condensed consolidated statements of earnings and cash flows for the three-month and six-month periods ended April 30, 1995 and 1994 and the related condensed consolidated statement of stockholders' equity for the six-month period ended April 30, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 14, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





May 22, 1995




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                        Page(s)

During the quarter, there were no material developments in legal proceedings since the report filed on Form 10-Q for the quarter ended January 31, 1995.

Item 2.  Changes in Securities

          None

Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)  The Annual Meeting of Stockholders was held on March
              30, 1995.

         (b) The management nominees for director listed in the proxy statement were elected as follows: Herbert M. Dwight, Jr., Douglas C. Chance, John McCullough, Renn Zaphiropoulos, and Julian Schroeder.

         (c) The Stockholders approved the Company's 1995 Incentive Compensation (Stock Option) Plan (the "Plan") with 5,933,792 shares voting in favor of the Plan, 1,168,758 shares voting against the Plan, 236,889 shares abstaining and 1,130,017 non-voted shares.

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of
               Item 601 of Regulation S-K.

               (2)  None

               (4) Stock Purchase Agreement dated as of February 8, 1995 by and between the Registrant, Netra Corporation, and the Sellers as identified on the signature page of said agreement, each a shareholder of Netra Corporation, for purchase by the Registrant of all of the shares of common and preferred stock of Netra Corporation.

               (10) None

               (11) Computation of per share earnings for the three and
                    six month periods ended April 30, 1995 and 1994. 22

               (15) Letter of Deloitte & Touche LLP regarding unaudited
                    interim financial information.                   23

               (18) None
               (19) None
               (22) None


               (23) None
               (24) None
               (27) Financial Data Schedule for the three months
                    ended April 30, 1995.

               (99) None

          (b) Reports on Form 8-K filed for the three months ended April 30, 1995.

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

                              OPTICAL COATING LABORATORY, INC.
                                      (Registrant)


     June 14, 1995
     Date                            John M. Markovich
                                Vice President  Finance and
                                   Chief Financial Officer
                                (Principal Financial Officer)