Form 10-Q/A
period 1995-04-30
OPTICAL COATING LABORATORY INC
filed 1995-07-19
CIK 74697

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


This document contains 65 pages.
The Exhibit listing appears on Page 16-17




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                   OPTICAL COATING LABORATORY, INC.
                                            (Registrant)


  July 19, 1995                         /s/ JOHN M. MARKOVICH
     Date                               John M. Markovich
                                     Vice President  Finance and
                                       Chief Financial Officer
                                    (Principal Financial Officer)