Form 10-Q
period 1995-07-31
OPTICAL COATING LABORATORY INC
filed 1995-09-13
CIK 74697

16

THIRD QUARTER 1995


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(MARK ONE)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
   EXCHANGE ACT OF 1934

   For the quarterly period ended JULY 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes
No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Classes of Common Stock
                          COMMON STOCK, $.01 PAR VALUE

                Outstanding at August 31, 1995:  9,409,486 shares


This document contains __ pages.
The Exhibit listing appears on Page _____




                         PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                           July 31, 1995     October 31, 1994
     ASSETS
     Current Assets:
      Cash and short-term investments          $ 12,412          $ 19,663
      Accounts receivable, net of
        allowance for doubtful accounts
        of $1,359 and $1,810                     30,358            22,007
      Inventories                                15,061            10,559
      Deferred income tax assets                  5,618             4,235
      Other current assets                        2,466             1,246
        Total Current Assets                     65,915            57,710
     Other Assets and Investments                17,441             9,159
     Property, Plant and Equipment:
       Land and improvements                      8,660             8,623
       Buildings and improvements                30,488            27,495
       Machinery and equipment                  102,402            80,206
       Construction-in-progress                  15,055             3,083
                                                156,605           119,407
       Less accumulated depreciation            (73,507)          (67,397)
        Property, Plant and Equipment - Net      83,098            52,010
                                              $ 166,454         $ 118,879

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                        $   9,823         $   6,197
      Accrued expenses                            9,889             8,423
      Accrued compensation expenses               7,443             4,785
      Income taxes payable                        1,778             1,671
      Current maturities on long-term debt        2,992             6,878
      Notes payable                               3,073               428
      Deferred revenue                              146               636
        Total Current Liabilities                35,144            29,018

     Accrued postretirement health benefits
      and pension liabilities                     1,966             1,877
     Deferred income tax liabilities                229               506
     Long-term debt                              46,909            35,441
     Minority interest                           10,732
     Convertible redeemable preferred stock      11,362
     Common stockholders' Equity:
      Common stock, $.01 par value;
       authorized 30,000,000 shares;
       issued and outstanding 9,344,000
       and 8,978,000 shares                          93                90
      Paid-in capital                            43,036            39,967
      Retained earnings                          16,703            12,055
      Cumulative foreign currency translation
       adjustment                                   280               (75)
      Common Stockholders' Equity                60,112            52,037
        Total Liabilities and
         Stockholders' Equity                 $ 166,454         $ 118,879


     See Notes to Consolidated Financial Statements

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               Three and Nine Months Ended July 31, 1995 and 1994
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                    Three Months Ended     Nine Months Ended
                                         July 31,               July 31,
                                     1995      1994         1995      1994

Revenues                           $47,289   $33,403      $124,769   $97,038
Cost of sales                       29,536    22,039        76,811    61,600
   Gross profit                     17,753    11,364        47,958    35,438

Operating expenses:
 Research and development            2,546     1,434         5,565     3,889
 Selling and administrative          9,707     7,402        28,341    23,086
 Amortization of intangibles           213       173           688       489
  Total operating expenses          12,466     9,009        34,594    27,464

   Income from operations            5,287     2,355        13,364     7,974

Other income (expense):
 Interest income                       127       113           549       131
 Interest expense                     (974)     (899)       (2,885)   (2,313)

   Income before provision for
    income taxes and minority
    interest                         4,440     1,569        11,028     5,792

Provision for income taxes           1,866       659         4,632     2,433
Minority Interest                      443                     443

   Net income                        2,131       910         5,953     3,359

Dividend on preferred stock            222                     222

   Net income applicable to
    common stock                   $ 1,909    $  910       $ 5,731   $ 3,359


Net income per common and common
 equivalent share                  $   .20    $  .10       $   .61   $   .37


See Notes to Consolidated Financial Statements



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         Nine Months Ended July 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)

FOREIGN
                             COMMON STOCK    PAID-IN   RETAINED   CURRENCY
                             SHARES AMOUNT   CAPITAL   EARNINGS  TRANSLATION

BALANCE AT
 NOVEMBER 1, 1994            8,978   $90     $39,967    $12,055    $  (75)

Shares issued for
 purchase of Netra             165     1       1,584
Shares issued to
 Employee Stock
 Ownership Plan                 62     1         593
Exercise of stock options,
 including tax benefit
 and shares issued to
 directors                     139     1         892
Foreign currency translation
 adjustment for the period                                            355
Net income for the period                                 5,953
Dividend on preferred stock                                (222)
Dividend on common stock                                 (1,083)

BALANCE AT JULY 31, 1995     9,344  $ 93    $ 43,036   $ 16,703     $ 280










See Notes to Consolidated Financial Statements




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Three and Nine Months ended July 31, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                         July 31,             July 31,
                                    1995       1994      1995       1994

Cash Flows from Operating
 Activities:
  Cash received from customers    $46,529    $35,244   $119,028    $98,052
  Interest received                   123         90        617        103
  Cash paid to suppliers and
   employees                      (34,907)   (31,516)  (100,983)   (86,042)
  Cash paid to ESOP+                            (266)      (406)      (660)
  Interest paid                    (1,294)      (640)    (3,397)    (1,882)
 Income taxes paid,
  net of refunds                     (631)       209     (4,518)      (194)

  Net cash provided by
   operating activities             9,820      3,121     10,341      9,377

Cash Flows from Investing
 Activities:
  Purchase of plant and
   equipment                       (9,321)    (2,196)   (20,459)    (5,974)
 Equity and debt acquired of
  Flex Products, Inc., net of
  cash acquired                   (15,185)             (15,185)
 Cash portion  of payment
  for purchase of Netra,
  net of cash acquired                                   (1,477)

  Net cash used for
   investing activities           (24,506)    (2,196)   (37,121)    (5,974)

Cash Flows from Financing
 Activities:
  Net proceeds from issuance
   of preferred stock              11,362                11,362
  Proceeds from exercise of
   stock options                      263                   635         16
  Proceeds from debt borrowings    19,542     18,000     19,542     22,000
  Proceeds from notes payable           6        160        194        342
  Repayment of long-term debt      (8,752)    (6,678)   (10,644)   (10,294)
  Repayment of notes payable          (80)       (10)      (387)      (291)
  Payment of dividend on
   preferred stock                   (222)                 (222)
  Payment of dividend on
   common stock                      (544)      (538)     (1083)    (1,076)

  Net cash provided by
   financing activities            21,575     10,934     19,397     10,697

Effect of exchange rate
 changes on cash                       56         36        132         74

Net increase (decrease) in
 cash and short-term investments    6,945     11,895     (7,251)    14,174
Cash and short-term investments
 at beginning of period             5,467      4,563     19,663      2,284

Cash and short-term investments
 at end of period                 $12,412    $16,458    $12,412    $16,458


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three and Nine Months Ended July 31, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)


                                    Three Months Ended    Nine Months Ended
                                         July 31,              July 31,
                                      1995      1994        1995     1994

Reconciliation of net
 income to cash flows from
 operating activities:
Net income                           $2,131    $  910      $5,953    $3,359
Adjustments to reconcile net
 earnings to net cash provided
 by operating activities:
  Depreciation and amortization       2,955     1,974       6,925     5,577
  Minority interest in earnings of
   Flex Products, Inc.                  443                   443
  Loss on disposal or abandonment
   of equipment                          82       327         180       545
  Accrued postretirement health
   benefits                              19        31          56        55
  Deferred income tax liabilities        17      (132)        527      (182)
  Other non-cash adjustments to
   net earnings                         446       (53)        267       (74)
  Change in:
   Accounts receivable                  308      (134)     (4,375)   (1,856)
   Inventories                          294     1,647      (1,492)    2,424
   Deferred income tax assets           243       236        (456)      213
   Other current assets and
     other assets and investments      (360)     (959)     (2,120)   (1,609)
   Accounts payable, accrued
    expenses and accrued
    compensation expenses             2,726      (986)      4,766    (1,309)
   Deferred revenue                    (449)       93        (490)       13
   Income taxes payable                 965       167         157     2,221
     Total adjustments                7,689     2,211       4,388     6,018

  Net cash provided by
   operating activities             $ 9,820   $ 3,121    $ 10,341   $ 9,377


Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the third quarter of 1995, the Company increased its ownership in Flex Products, Inc. (Flex Products) from 40% to 60% through the investment of approximately $8.7 million in cash and the payment of an additional $7.0 million to acquire a 60% interest in an $11.7 million promissory note issued by Flex Products to its former majority shareholder. The investment was financed, in part, by the issuance of $12 million of Series C Convertible Redeemable Preferred Stock (yielding $11.4 million after expenses) and from bank borrowings under the new bank line of credit that was entered into subsequent to the Flex Products investment and preferred stock transactions.

The cash and non-cash components of the Flex Products investment transaction were as follows:

     Fair value of assets acquired, including intangibles    $ 27,789
     Cash acquired                                               (508)
     Liabilities assumed                                       (1,807)
     Minority interest in Flex Products, Inc.                 (10,289)
        Net cash paid                                        $ 15,185


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
               Three and Nine Months Ended July 31, 1995 and 1994
                             (Amounts in thousands)
                                   (Unaudited)

During the second quarter of 1995, the Company acquired Netra
Corporation for approximately $1.5 million in cash and the issuance of approximately $1.6 million in the Company's common stock. Cash and non-cash components of the acquisition were as follows:

     Fair value of assets acquired, including intangibles    $3,529
     Cash acquired                                             (188)
     Liabilities assumed                                       (279)
                                                             $3,062

     Cash paid to sellers, net of cash acquired              $1,477
     OCLI common stock issued to sellers                      1,585
                                                             $3,062



See Notes to Consolidated Financial Statements


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               Three and Nine Months Ended July 31, 1995 and 1994
                                   (Unaudited)

1.   GENERAL

     The Consolidated Balance Sheet as of July 31, 1995, the Consolidated Statements of Income for the three and nine month periods ended July 31, 1995 and 1994, the Consolidated Statement of Stockholders' Equity for the nine month period ended July 31, 1995 and the Consolidated Statements of Cash Flows for the three and nine month periods ended July 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at July 31, 1995 and for all periods presented have been made.

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

     The results of operations for the period ended July 31, 1995 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

     Inventories consisted of the following:

                                              July 31,       October 31,
                                                1995             1994
                                               (Amounts in thousands)

     Raw materials and supplies              $  6,791         $  3,633
     Work-in-process and finished goods         8,270            6,926
                                              $15,061          $10,559

3.   OTHER ASSETS AND INVESTMENTS

     At July 31, 1995, other assets and investments included $9.0 million of goodwill; of which $7.9 million is attributed to the purchase of MMG which is being amortized over 15 years and $1.1 million is attributed to the purchase of Netra which is being amortized over five years.

     During the second quarter of 1995, the Company acquired the assets and liabilities of Netra Corporation, a precision plastic component manufacturer, for a total purchase price of approximately $3.1 million. The purchase price consisted of cash of approximately $1.5 million paid at closing and the balance of approximately $1.6 million was paid in July 1995 by the issuance of 164,735 shares of the Company's common stock. The acquisition was recorded as a purchase.



     During the third quarter of 1995, the Company increased its ownership in Flex Products, Inc. (Flex Products) from 40% to 60%, with the remaining interest in Flex Products simultaneously purchased by SICPA Holding S.A., a privately-held Swiss corporation and a major customer of Flex Products. The Company invested $8.7 million to acquire the incremental 20% interest in Flex Products and paid another $7.0 million to acquire a 60% interest in an $11.7 million promissory note previously issued by Flex Products to its former majority shareholder. The incremental investment in Flex Products was recorded as a purchase transaction. Other assets and investments include intangible assets of $2.7 million and deferred income tax assets of $3.9 million associated with the transaction.

4.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:
                                               July 31,   October 31,
                                                 1995        1994
                                               (Amounts in thousands)

     Workers' compensation reserve             $ 1,593      $ 1,578
     Ground water remediation reserve            1,193        1,197
     Other accrued liabilities                   7,103        5,648
                                               $ 9,889      $ 8,423

5.   LONG-TERM DEBT

     Long-term debt consisted of:              July 31,   October 31,
                                                 1995        1994
                                              (Amounts in thousands)
     Unsecured senior notes.  Interest
      at 8.71% payable semi-annually.
      Principal payable in annual
      installments of $3.6 million
      from 1998 through 2002.                  $18,000      $18,000

     Unsecured bank term loan.  Variable
      interest rate (7.31% at July 31,
      1995).  Principal payable
      semiannually as follows:

            Payment Dates       Amounts
      Oct. 1995 and Apr. 1996  $ 500,000
      Oct. 1996 and Apr. 1997  1,000,000
      Each Oct. and Apr.
       thereafter              2,000,000        15,000

     Unsecured bank term loan.
      Balance paid in 1995.                                   5,500

     Land improvement assessment.
      Interest at an average rate of
      6.75%.  Principal and interest
      payable in semi-annual
      installments of $77,000 through 1998.        401          517

     Scottish Development Agency (SDA) building
      loan, with an interest moratorium from
      February 1, 1995 through January 31,
      1998 with interest at 9.5% thereafter.
      Semiannual principal payments of
      approximately $100,000 are payable through
      January 1998 with subsequent payments
      of $331,000 comprising principal and
      interest through 2006. Collateralized
      by the land and building of the
      Company's Scottish subsidiary.             4,159        4,289


     Notes payable to private parties in
      connection with the purchase of MMG.
      Principal and interest at 8% payable
      in quarterly installments of
      approximately $400,000 through 2003.       8,100        8,167

     Bank loans of MMG with interest rates
      ranging from 4.5% to 9.75%. Payable in
      annual and semi-annual installments
      through 2014. Partly collateralized by
      mortgages on MMG land and buildings
      and liens on equipment.                    3,316        5,133

     Present value of obligations under
      capital leases at an assumed weighted
      average interest rate of 8.0%
      payable in monthly installments
      through 2004.                                925          713
                                                49,901       42,319
     Less current maturities                    (2,992)      (6,878)
                                              $ 46,909     $ 35,441

     At July 31, 1995, the Company had a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit and had terminated its previously existing credit facility. The term loan borrowings were utilized in connection with the Flex Products transaction discussed in Note 3, for capital expenditures and to liquidate outstanding debt. No borrowings were made under the new $15 million revolving credit facility which expires on April 28, 2000 and carries a commitment fee of .375% per year on the unused portion of the facility. The Company has an incremental credit facility to cover a surety letter for approximately $4.2 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit in the approximate amount of $1.5 million to satisfy the Company's workers' compensation self-insurance requirements. The guarantee and letter of credit facilities carry a fee of 1.25%.

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $430,000 at market interest rates and has outstanding letters of credit of approximately $370,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1995 or 1994.

     The Company's subsidiary in Germany has various credit facilities with local banks, totaling approximately $3 million, for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

6.   CONVERTIBLE REDEEMABLE PREFERRED STOCK

     During the third quarter of 1995, in conjunction with the acquisition of a controlling interest in Flex Products, the Company issued $12 million of Series C Convertible Redeemable Preferred Stock (netting $11.4 million after expenses) in a private placement. The Preferred Stock is convertible at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances) and is redeemable by the Company commencing two years from the date of issuance if the price of the Company's common stock is equal to or greater than $17.00 per share, and unconditionally thereafter at 108% of nominal value declining to 100% over 4 years. The Series C Preferred Stock carries an 8% cumulative dividend which is payable quarterly







7.   STOCK OPTIONS

     During the nine months ended July 31, 1995, the Company granted options to purchase 471,500 shares of the Company's common stock at a price equal to 100% of the market price on the date of grant under the Company's incentive compensation and employee stock option plans. At July 31, 1995, 1,661,200 shares are subject to outstanding options at option prices ranging from $4.50 to $10.63, of which 1,075,200 options are exercisable.

     At the Annual Stockholders Meeting on March 30, 1995, the stockholders approved the 1995 Incentive Compensation (Stock
     Option) Plan. The new Plan authorizes the Company to grant stock options up to 600,000 shares. At July 31, 1995, options to purchase 302,213 shares are available for future grants under all of the Company's authorized plans.



                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Revenues for the third quarter of 1995 were $47.3 million, up 42% over revenues of $33.4 million for the third quarter of 1994. Revenues for the first nine months of 1995 were $124.8 million, up 29% over revenues of $97 million for the same period of 1994. Third quarter and first nine months of fiscal 1995 results include $8.2 million of revenue of Flex Products, Inc., being consolidated beginning with the third quarter of fiscal 1995. The incremental increase in revenues for the third quarter and first nine months of 1995 over the comparative periods of 1994 was primarily due to increased shipments of custom and OEM computer display products, fabricated glass components used in office automation applications, coatings on plastic film used in consumer electronic applications, visual filters used in medical and scientific instrumentation, and work performed on an X-ray space telescope project for NASA.

At the beginning of the third quarter, the Company increased its ownership in Flex Products, Inc. (Flex Products) from 40% to a controlling 60%, resulting in the consolidation of Flex Product's operating results into the Company's financial statements effective May 1, 1995. A minority interest in the earnings and equity of Flex
Products is included in the consolidated financial statements.

During the first nine months of 1995, the Company estimates that it experienced an approximate 7-10% price decline in its Glare/Guard(R) product line, an approximate 5-7% price decline in its OEM display product line, and an approximate 3-5% price decline in its glass fabrication product line. The competitive pricing pressures have moderated in the current quarter of fiscal 1995. The Company had no other significant price increases or decreases in its other product lines during the first nine months of 1995.

Cost of sales as a percent of sales was 62.5% for the third quarter of 1995 compared with 66.0% for the third quarter of 1994 and was 61.6% for the first nine months of 1995 compared with 63.5% for the first nine months of 1994. The average gross margin for the third quarter of 1995 was higher at 37.5% compared to 34.0% for the third quarter of 1994 and for the nine months of 1995 was higher at 38.4% compared to 36.5% for the nine months of 1994, primarily as a result of the greater manufacturing efficiencies associated with higher sales volume and the above average gross margin contribution of Flex Products in the current year periods; offset in part by start up costs associated with several new customer programs in the Company's visual filter products area.

Research and development expenditures in the third quarter of 1995 increased $1.1 million, or 78%, compared to the third quarter of 1994, and for the first nine months of 1995, increased $1.7 million, or 43%, compared to the first nine months of 1994. Third quarter fiscal 1995 and first nine months research and development expenditures include approximately $700,000 from the consolidation of Flex Products. The additional increase reflects the Company's continued emphasis on several development programs in the MetaMode(R) area and on electrochromic technology.

Selling and administrative expenses in the third quarter of 1995 increased $2.3 million, or 31%, over the corresponding quarter of 1994, and for the first nine months of 1995, increased $5.3 million, or 23%, over the first nine months of 1994. Third quarter fiscal 1995 and first nine months selling and administrative expenses include approximately $1.1 million from the consolidation of Flex Products. The year to year increases reflect higher selling expenses in relation to the higher sales volumes and increased general and administrative expenses in connection with the Company's European Glare/Guard(R) distribution operations.

Interest expense, net of interest income amounts, increased $61,000, or 8%, for the third quarter of 1995 compared to the third quarter of 1994, and increased $154,000, or 7%, for first nine months of 1995 compared to the first nine months of 1994. The increase reflects higher funded debt levels in the current year periods.

As a result of the foregoing, income before provision for income taxes and minority interest in the third quarter of 1995 increased $2.9 million, or 183%, compared to income before provision for income taxes in the third quarter of 1994, and income before provision for income taxes and minority interest for the first nine months of 1995 increased $5.2 million, or 90%, over the corresponding period of 1994.

The effective income tax rate for the third quarters and first nine months of 1995 and 1994 was 42%.

For the third quarter and first nine months of 1995, minority interest expense of $443,000 is reflected in the Company's income statement, representing the 40% minority ownership participation in Flex Product's net income for the period. For the third quarter and first nine months of 1995, the Company also recorded $222,000 for dividends on convertible redeemable preferred stock issued at the beginning of the third quarter of 1995.

Net income applicable to common stock, net of dividend on preferred stock, for the third quarter of 1995 was $1.9 million, or 110%, higher than the third quarter of 1994, and net income for the first nine months of 1995 was $5.7 million, or 71%, higher than the first nine months of 1994.

FINANCIAL CONDITION

During the three months ended July 31, 1995, the Company engaged in significant investing and financing activities which, in addition to cash provided by operating activities, maintained its financial liquidity substantially at the same levels as at July 31, 1994, and at the beginning of the fiscal year, November 1, 1994.

During the third quarter of 1995, the Company completed a transaction to increase its ownership to a controlling 60% interest in Flex Products. The Company paid $8.4 million for an incremental 20% equity interest in Flex Products and paid $7.0 million to assume a 60% interest in a note of Flex Products held by the seller. Flex Products designs, manufactures and markets thin film products produced by a proprietary vacuum deposition technology. Its products include optically variable pigment (OVP) currently used in currency anti-counterfeiting and automobile paint applications, energy efficient window film used for residential, commercial and automotive energy conservation, printing plates used in offset color printing and photoreceptor ground planes used in copiers.

In connection with the Flex Products transaction and other cash flow requirements, the Company issued $12 million in convertible redeemable preferred stock, netting $11.4 million after expenses, through a private placement. The Company also reached agreement with its principal bank on a new five-year $30 million unsecured credit facility, which consists of a $15 million term loan and a $15 million revolving line of credit. The facility replaces the Company's prior $10 million credit facility. The $15 million term loan was drawn down to repay the previously outstanding loan amounts to the bank and in part to add to the Company's cash balance. The revolving line of credit remains available to fund future cash flow requirements of the Company.

During the third quarter of 1995, the Company spent $9.3 million, and for the first nine months of 1995, $20.5 million, for the purchase of plant and equipment. During the first nine months of 1995, the Company added additional MetaMode(R) machine capacity to its flat panel operation and product development area and upgraded its in-line MetaMACTM sputter coater for increased capacity for front surface mirror products. During the third quarter of 1995, the Company took delivery of a large scale, high volume coating machine and is currently in the process of installing this machine and related glass fabrication operations in a newly constructed 65,000 square foot building at its Santa Rosa campus. The Company intends to spend approximately $9.5 million to complete the aforementioned machine purchase and installation and building projects. Flex Products spent approximately $1 million for capital additions during the third quarter of 1995.

As a result of its operating, investing and financing activities during the third quarter of 1995, the Company's cash and short-term investment position increased $6.9 million during the quarter to a total cash and short-term investment balance of $12.4 million at July 31, 1995.

Management believes that the cash on hand at July 31, 1995, cash anticipated to be generated from operations, and availability of the revolving line of credit under the Company's renegotiated bank loan and credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditure commitments, debt service requirements and payments of dividends as declared. In addition, Flex Products is pursuing independent financing for its capital expenditure and working capital requirements.


                         INDEPENDENT ACCOUNTANTS' REVIEW


The July 31, 1995 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP (which makes reference to the report of other accountants), independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


































INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
  and Stockholders of
  Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 1995 and 1994 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended July 31, 1995. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted, 8% of consolidated total assets at July 31, 1995, and whose total revenues constituted 17% and 7% of consolidated, total revenues for the respective three-month and six-month periods ended July 31, 1995.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 14, 1994, we expressed an unqualified opinion on those consolidated financial statements based on our audit. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





/s/Deloitte & Touche LLP
San Francisco, California
August 17, 1995




PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                  Page(s)

          During the quarter, there were no material developments in legal proceedings since the report filed on Form 10-Q for the quarter ended April 30, 1995.

Item 2.  Changes in Securities

          The Company issued 12,000 shares of 8% Series C Convertible Redeemable Preferred Stock on May 8, 1995, in consideration for $1,000 per share. The Series C Preferred Stock is convertible into Common Stock at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances). The Series C Preferred Stock is redeemable by the Company commencing two years from the date of issuance (if the Company's Common Stock is trading at $17 per share or more for any 20 consecutive day period beginning at that time) and, after three years, unconditionally, at 108% of the purchase price per share declining to 100% over 4 years. The holders of the Series C Preferred Stock are entitled to receive a cumulative annual dividend of $80 per share, which is payable quarterly and is to be paid prior to any other dividends being paid by the Company.

          The holders of shares of Series C Preferred Stock are not entitled to notice of any stockholders' meetings or to vote on any matter, except as provided by law or as otherwise specified in the Series C Preferred Stock Certificate of Designation, Preferences and Rights. If, however, dividends on the Series C Preferred Stock are in arrears in an amount equal to four quarterly dividends, a default period would begin in which the holders of the Series C Preferred Stock, voting as a class, would have the right to elect the greater of 2 directors or a number of directors not less than 25% of the total number of authorized directors. Such right terminates upon expiration of the default period. The holders of the Series C Preferred Stock are entitled to a liquidation preference equal to $1,000 per share plus accrued and unpaid dividends. The Company may not create any series or class of capital stock ranking prior or equal to the Series C Preferred Stock unless the terms of any such series or class shall be approved by not less than sixty-six and two-thirds percent (66-2/3%) of the outstanding shares of Series
          C Preferred Stock, voting separately as a class.

          Pursuant to the terms of a Stock Purchase Agreement entered into with the holders of the Series C Preferred Stock, the Company may not pay any dividends or make any other distributions in respect of, or redeem or repurchase any, securities of the Company to the extent such payments exceed 25% of the difference between (a) aggregate "Net Income" (as such term is defined in the Stock Purchase Agreement) of the Company after January 31, 1995 and (b) all losses suffered by the Company during such period.




Item 3.  Defaults upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

               None

Item 5.  Other Information

          None

Item 6.  Exhibits and Reports on Form 8-K

          (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

               (2)  None

               (4)(a) Credit Agreement dated as of May 24, 1995 among the Registrant, Bank of America NT & SA as agent, and letter of Credit Issuing Bank and the other Financial Institutions Party hereto arranged by BA Securities, Inc.

               (4)(b) 2nd Amended & Restated Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory and Bank of America NT & SA.

               (10) None

               (11) Computation of per share earnings for the three and
                    nine month periods ended July 31, 1995 and 1994.

               (15) Letter of Deloitte & Touche LLP regarding unaudited
                    interim financial information.

               (18) None
               (19) None
               (22) None

               (23) None
               (24) None
               (27) Financial Data Schedule for the three months
                    ended July 31, 1995.

               (99) None

          (b) Reports on Form 8-K filed for the three months ended July 31, 1995.

               The Company filed a report on Form 8-K on May 23, 1995
               to report the acquisition of controlling ownership (60%) of Flex Products, Inc., with the purchase of an additional 20% interest in Flex from ICI Americas Inc. and ICI American Holding Inc. on May 8, 1995.











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