Form 10-K
period 1995-10-31
OPTICAL COATING LABORATORY INC
filed 1996-01-29
CIK 74697

1995
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended OCTOBER 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _________ to ________

                        OPTICAL COATING LABORATORY, INC.
              (Exact name of registrant as specified in its charter)

                          COMMISSION FILE NUMBER 0-2537
         DELAWARE                                      68-0164244
(State or other jurisdiction of                 (IRS Identification No.)
incorporation or organization)


          2789 NORTHPOINT PARKWAY, SANTA ROSA CALIFORNIA    95407-7397
                 (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (707) 545-6440

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class        Name of each exchange on which registered
           None                                    None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

    Common Stock, $.01 par value                   NASDAQ

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1995, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $85.5 million.

At December 31, 1995, there were 9,519,977 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of Optical Coating Laboratory, Inc.'s Annual Report to
Stockholders for the year ended October 31, 1995 are incorporated by reference into Parts I, II and IV of this Form 10-K.

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held March 29, 1996 are incorporated by reference into Part III of this Form 10-K.

The Exhibit index appears on Pages 14-16.


                                     PART I
ITEM 1.  BUSINESS

GENERAL

Optical Coating Laboratory, Inc. and its consolidated subsidiaries (the "Company" or "OCLI") is the world's largest independent manufacturer of optical thin film coated components. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers (OEM's) of optical and electro-optical systems, such as personal computers, photocopiers, LCD desktop projectors, point-of-sale scanners, medical instruments and satellites. OCLI sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers.

OCLI was originally incorporated in Delaware in 1948. Subsequently, the Company was reincorporated in California in 1963 and again reincorporated in Delaware in 1987.

OCLI manufactures its products at Company-owned facilities in Santa Rosa, California, Goslar, Germany and Hillend, Scotland. The Company has developed many of its thin film coating processes and has designed and fabricated most of the coating equipment used to manufacture its products. The Company believes its ability to design and build this specialized equipment has been an important factor in its ability to compete successfully.

The Company maintains an extensive array of thin film coating equipment, glass fabrication equipment, precision injection molding equipment and support facilities to satisfy its customers' requirements for thin film coated products, fabricated glass components and precision injection molded plastic optics components.

Through its wholly-owned subsidiary in Goslar, Germany and its principal manufacturing facility in Santa Rosa, California, the Company operates fully integrated precision glass fabrication operations with capability for sawing, machining, heat-treating, chemical-treating, silk screening and etching glass products to customer specifications. Fabricated glass product lines include mirrors, platens, filters, panels and an array of optics and components made of glass. OCLI supplies fabricated glass elements for use as components in copiers, cameras and other electro-optical devices and instruments. OCLI also manufactures and markets fabricated glass products.

The Company also operates a fully integrated coating facility with additional optical fabrication capability at its wholly-owned subsidiary in Hillend, Scotland. From this platform, OCLI markets a broad array of coated products with applications in commercial, scientific and military markets. OCLI's Hillend facility also performs research and development under scientific and UK Ministry of Defense sponsorships.

With its recent acquisition of Netra Corporation, the Company now offers its customers precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Precision molded plastic optics allow for the production of aspheric surfaces and have significant cost advantages over similar products made with glass. Plastic optics also improve impact resistance and offer a substantial weight advantage over glass components.

With the acquisition of an additional 20% interest in Flex Products, Inc. (Flex Products or Flex) in May 1995, the Company now holds a controlling 60% interest in Flex Products. Flex Products is a manufacturer of thin film coatings on plastic film produced by a proprietary vacuum deposition technology on large-scale, high-speed roll coating equipment, which was developed by OCLI in the 1980's. Flex's principal product, optically variable pigment (OVP), was also invented by the Company and is used primarily in currency printing as a security and anti-counterfeiting measure. SICPA Holding S.A., a Swiss company that is OCLI's 40% partner in Flex Products, is the largest manufacturer of printing inks in the world and is currently Flex Products' largest customer. Flex Products also manufactures and sells energy efficient window film used for residential, commercial and automotive energy conservation; printing plates used in offset color printing; photoreceptor ground planes used in copiers; and pigment used in automotive paint.

TECHNOLOGY LICENSING

The Company selectively licenses its coating technology to other companies, primarily for integrated mass production applications that the Company would not otherwise be able to serve as a manufacturer in the ordinary course of its business. During the past five years, these licenses, together with sales of equipment built for licensees in support of the licenses, have generated revenues to the Company totaling approximately $13 million.

MANUFACTURING

The Company's initial growth came from the development of high precision coated products for use primarily in defense and aerospace applications and in sophisticated analytical equipment. These types of coated products are produced by relatively costly batch processes and continue to represent a portion of the Company's revenues. From this base, the Company has expanded into commercial markets by designing and fabricating continuous coating equipment capable of producing a high volume of relatively less complex products at lower unit costs. This large-scale equipment has enabled the Company to serve broad commercial markets with many of its products.

The Company has developed many of its thin film coating processes and has designed, fabricated or significantly customized most of the coating equipment used in production, including its continuous coaters, batch coaters and high speed roll-to-roll coaters. The Company believes its ability to design and build this specialized equipment, and its ability to develop proprietary process technologies, has been an important factor in enabling it to compete successfully. Consequently, the Company maintains an extensive array of thin film coating equipment, glass fabrication equipment and metrology equipment to meet customer requirements for coated products and fabricated glass components.

The Company employs various coating processes which it has developed and established over many years. It employs batch coating by evaporation as its historic coating process and batch coating by reactive metal mode sputtering as a proprietary, patented process. In its continuous in-line coating systems, the Company similarly employs evaporation and sputtering processes. The Company's Flex Products subsidiary also employs proprietary evaporation processes and sputtering in its high speed roll-to-roll coating systems. The Company and its subsidiary operations have extensive auxiliary material preparation and glass fabrication equipment in place which allow the Company to produce a broad array of coated glass and plastic components and coated products for a wide variety of applications.

The Company has developed and procured extensive state-of-the-art metrology and test equipment to allow testing and verification of technological and performance characteristics of its products. This capability, including the expertise of the Company's scientific and technical staff to develop and design specific thin film coatings to meet a customer's application requirements, is frequently an integral aspect sought by customers in selecting the Company as a supplier.

The Company has established strong, long-term customer relationships and serves a wide range of markets, including leading manufacturers of computers, photographic equipment, copier products, medical instrumentation, home entertainment products, and space and defense systems. The Company's Flex Products subsidiary also has long-term relationships with customers in its markets.

PRODUCTS AND MARKETS

COMPUTER DISPLAY-OEM

The Company is a leading supplier of anti-reflection coatings used on computer terminals and other cathode ray tube (CRT) displays, flat panel displays, LCD (liquid crystal display) displays and touch panel displays (among other applications) to improve the readability of the information displayed by reducing glare from reflected light while optimizing the transmission of light from the display. The coatings are produced in several configurations to meet varied customer requirements, including as laminates with conductive qualities to reduce electromagnetic and electrostatic discharge.

COMPUTER DISPLAY-AFTERMARKET

The Company produces ergonomic enhancement products which are sold in the computer end-user market under its Glare/Guard brand and on a private label basis. The filters provide viewing comfort and health and safety protection for computer users by improving the visibility of the information displayed on computer display monitors. Several models are also capable of minimizing electrical and magnetic field radiation and static charge buildup of display devices.

OFFICE AUTOMATION

The Company manufactures a complete line of high quality products for office automation OEMs, including front surface mirrors for photocopiers, document scanners, overhead projectors, facsimile machines, LCD desktop projectors and laser beam printers; platen glass and photoreceptors for photocopiers; hot and cold mirrors used in micrographic readers, overhead projectors and LCD desktop projectors; color separation filters for desktop document scanners; and precision molded plastic components used in inkjet printers.

SECURITY PRODUCTS

Through Flex Products, OCLI manufactures and markets optically variable pigment used in currency printing as an anti-counterfeiting measure. Flex Products' largest customer for OVP, and OCLI's partner in Flex Products' ownership, is SICPA Holding S.A., one of the leading manufacturers of printing inks in the world. Currently, over 35 countries have adopted the use of ink made with optically variable pigment in the printing of currencies and other valued documents, including Albania, Argentina, Belgium, Bermuda, Czech Republic, France, Germany, Italy, Kazakhstan, Kenya, Lebanon, Luxembourg, Morocco, Nigeria, Philippines, Poland, Singapore, Slovak Republic, Slovenia, Switzerland, Thailand, Tunisia, Turkey, United Arab Emirates, United States and Zaire.

INSTRUMENTATION

The Company manufactures a wide array of filters, reflectors and optical components for use in medical, biochemical, scientific and analytical instruments, manufacturing process control instruments, barcode scanners, point-of-sale scanners, focus devices in cameras and slide projectors, instruments used to monitor blood glucose levels and instruments used to measure color in paint pigment.

SPECIALTY MARKETS

The Company manufactures products for a variety of specialty applications including front surface mirrors for projection television; dichroic filters for specialty stage lighting; energy control window film for architectural applications; optically variable pigment used in automotive paint; precision molded plastic optics for sunglasses and anti-reflection linear polarizers for viewcams.

DEFENSE AND AEROSPACE

The Company designs and manufactures many sophisticated, high precision coated products and optical components to meet the specific performance requirements of advanced scientific, space and defense systems. Examples include coated infrared optics for use in all-weather missile guidance systems, reconnaissance systems and satellites; coatings to protect photovoltaic solar cells on satellites from overheating and from harmful ultraviolet energy and micro meteorite damage; coated thermal control mirrors to regulate spacecraft temperature in areas of sensitive instrumentation; and coated laser optics for use in defense applications, the development of alternative energy sources and commercial high energy laser instrumentation.

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

In the Company's Netra operation, the primary raw material used is high quality granular polycarbonite plastic base stock which the Company procures from one principal supplier. Although the Company has experienced price increases for this raw material, and there is currently product supply allocation, it has been able to maintain its supply because of the long-term customer relationship with the supplier. The Flex Products subsidiary uses significant quantities of plastic film and inorganic coating materials in the manufacture of its products. There is more than one supplier for both materials, and Flex Products has not experienced production interruptions due to a shortage of raw materials.

RESEARCH AND DEVELOPMENT

The Company devotes substantial resources to research and development in order to develop new and improve existing thin film products, processes and manufacturing equipment. As a result, the Company has developed a technological leadership position in the thin film coatings industry, and customers rely on the Company's thin film consulting expertise as well as its products.

The Company has focused considerable effort over the past several years to the development of solid-state electrochromic devices using thin film coating technologies. Electrochromic devices dim or brighten in response to low level variations in electrical current over their surface, allowing for regulated changes in reflection or transmission of light. The Company's research and development efforts in electrochromic coatings envision a number of product applications, including plano and prescription electrochromic sunglasses, photographic applications, privacy screens, energy conserving architectural glass forms and brightness or reflection controls for display devices.

The Company's ongoing research and development commitments include techniques to improve coating uniformity on plastic substrates for flat panel display applications; automation of the Company's coating equipment to improve product and increase equipment productivity; development of new and improved product configurations for the Glare/Guard market; and reduction and eventual elimination of coating and cleaning materials that may be hazardous to the environment.

Flex Products' major research and development effort has been toward the development and integration of state-of-the-art coating processes for use in new coating machines which the subsidiary will install during the first half of fiscal 1996.

Company funded research and development expenditures totaled $8.4 million, $5.2 million and $5.9 million, or 5.0%, 4.0% and 4.8% of revenues during fiscal years 1995, 1994 and 1993. In addition to the research and development funded by the Company, many of the Company's customer contracts involve state-of-the-art coating applications requiring substantial amounts of development in support of specific customer applications.

MARKETING

The Company's products are sold by its sales organizations headquartered in Santa Rosa, California and Reinheim, Germany, who communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. The Company has regional sales offices in several major cities throughout the United States and in Germany, France, Italy, Spain and the United Kingdom. In Japan and other Asian countries, the Company uses independent distributors and sales representatives, supported by Company sales staff members, for product marketing and sales.

With the exception of its Glare/Guard(R) product line, the Company markets most of its standard, high volume coated products and fabricated glass components to original equipment manufacturers (OEMs). Its customized, technically sophisticated products are also marketed to OEMs in addition to defense and aerospace contractors. The Company exports some of its products to major distributors who perform product conversion and other value added process steps before resale. The Company's Glare/Guard(R) product line is marketed through distributors and dealers directly to end users.

Flex Products sells into several significant markets with a small, technically oriented sales organization supported by operations and engineering personal in a sales team approach.

The Company's ten largest customers accounted for 36% of its sales in 1995 and its largest customer accounted for 8%, 7% and 7% of its sales in fiscal years 1995, 1994, and 1993. The largest customer of Flex Products, who is also the Company's 40% partner in the ownership of the subsidiary, accounted for approximately 12% of total Company sales for the six months of consolidation of Flex Products. Because relatively few customers account for a substantial portion of the Company's sales, the loss of their business could have a material adverse effect on the Company's operating results. However, the Company believes that it has the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products.

Foreign sales, primarily in Europe and Asia, including foreign sales of Flex Products for six months of 1995, represented 47%, 45% and 41% of revenues for fiscal years 1995, 1994 and 1993. Sales by the Company's wholly-owned subsidiary in Scotland represented 10%, 16% and 18% of revenues for fiscal years 1995, 1994 and 1993. Sales by the Company's wholly-owned subsidiary in Germany represented 13%, 15% and 11% of revenues for fiscal years 1995, 1994 and 1993. Sales by these subsidiaries are primarily to customers in European countries.

Export sales by US operations to Asian countries represented 13%, 11% and 9% and to European countries 9%, 3% and 2% of revenues for fiscal years 1995, 1994 and 1993. Export sales can be affected by adverse currency alignments, and in 1995, the Company incurred a foreign exchange transaction loss on an export contract. This exchange transaction loss is reflected in the operating results reported in the Consolidated Financial Statements and Notes to Financial Statements in the Company's 1995 Annual Report to Stockholders incorporated herein by reference. Overall, the loss was not material to the operations of the Company. Since the Company also manufactures in two European countries to serve local markets, the Company thereby reduces its exposure to fluctuations in foreign currencies. Furthermore, a major portion of export sales are to long-standing customers of the Company who have participated in the development of product specifications and standards for their use and who are, therefore, not relying on competitive pricing alone in their decision to buy from the Company. Accordingly, the Company considers its export sales portfolio well balanced and with limited risk of substantial overall loss.

Sales of products to the federal government, primarily under subcontracts, accounted for 10%, 11% and 7% of revenues for the fiscal years 1995, 1994 and 1993. The Company's cost-plus-fixed fee (CPFF) government contracts for the years 1982 through 1995 are subject to pending governmental audit review. The audits entail, primarily, a review of costs and expenses charged to government contracts with the focus on potential adjustments to the allocation of general and administrative expenses. For the period 1982 to 1995, general and administrative expenses allocated to government CPFF contracts have averaged approximately $837,000 per year, and for the last three fiscal years, general and administrative expense allocations were $1,827,000 for 1995, $1,479,000 for 1994 and $457,000 for 1993. The
Company has established a reserve for anticipated adjustments and disallowances that may result from the government audit reviews.

SEASONALITY

The Company's business is not seasonal in any material sense. However, the Company customarily shuts down a major portion of its operations between Christmas and New Year's Day. As a result, during the last five fiscal years, normally scheduled work days for the first fiscal quarter have averaged 56 compared to an average of 64 for the other three fiscal quarters. Nonetheless, the Company generally has sufficient manufacturing capacity and the ability to schedule additional production shifts to meet its customers' shipment requirements in any period of the year. The Company further believes that its revenues and costs are consistently matched in each fiscal quarter since labor costs during the holiday shutdown period are generally charged to holiday and vacation labor expense categories which are accounted for on a pro rata basis over the fiscal year.

The Company's European subsidiaries customarily shut down their operations for a two week summer vacation. The summer shutdown has historically reduced the Company's fiscal fourth quarter sales in Europe as compared to sales in the other three fiscal quarters. In 1995 and prior years, the decline in sales during the summer in Europe has not been significant to the consolidated operations of the Company. Such seasonality, however, could become significant in future periods depending upon the overall significance of European sales to total Company sales.

BACKLOG

The Company's backlog of orders at the end of each of the last three fiscal years was as follows:
                             OCTOBER 31,
                         1995    1994  1993
                           (In Millions)
                        $47.9   $35.0  $30.7

At October 31, 1995, backlog includes $7.1 million from Flex Products which represents orders and specifically scheduled releases on long-term contracts for delivery within 12 months. Substantially all orders in backlog at October 31, 1995 are scheduled for shipment during 1996. The amount of backlog at October 31, 1995 represents only a portion of anticipated sales in 1996, with new orders historically comprising the major portion of sales in a fiscal year.

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

The Flex Products subsidiary has two multi-year contracts to supply product exclusively to the customers for the particular product. These contracts include annual buy requirements with take or pay provisions. It is the practice of Flex Products to only include in reported backlog specifically scheduled shipment releases under these contracts.

COMPETITION

The Company believes its ability to compete successfully in its markets depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company's products, the emergence of new optical standards, the ability to maintain adequate coating capacity and sources of raw materials, the efficiency of its manufacturing and production, the rate at which customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual
property rights and general market and economic conditions.   The Company
attempts to position itself as the exclusive or principal supplier to most of its key customers. To the extent competitors offer similar products to the Company's customers, pricing pressure may result. When the Company is unable to differentiate its product offerings, competition and related pressure on profit margins can be intense.

The Company's competitors include several private companies whose sales of coated products are believed to be considerably less than the Company's, as well as coating operations that comprise only a portion of the total business of other companies. The Company's glass fabrication operation in Germany also has local and foreign competitors. The Company believes none of these competitors has the wide array of technologies or manufacturing capabilities available at OCLI.

The Company has a larger number of domestic and foreign competitors for its Glare/Guard anti-glare optical filters. Companies that purchase coated glass and assemble and sell filters in competition with the Company include Fellows, Polaroid, ACCO and 3M. OCLI is the world's largest manufacturer of anti-reflective optical filters, as measured by total number of units produced, manufacturing filters for both Glare/Guard products and private label distributors. Glare/Guard is one of the most recognized brand names in its market, both domestically and internationally.

The Flex Products subsidiary has a technologically proprietary and patent protected position in its major market area. In this market, and in the remainder of its business, Flex Products competes through product innovation, customer service and willingness to invest in additional manufacturing capacity.

The Company responds to competition primarily on the basis of the advanced technical characteristics and quality of its products; its ability to meet and exceed individual customer design and performance specifications; its dependability and capability as a manufacturer and supplier; the quality of technical assistance and service furnished to its customers; and the competitive pricing of its products.

PATENTS AND LICENSES

The Company considers its proprietary technology, its trade secrets and its patents to be of considerable value to its business. The Company's patent position is particularly important to its business in that its patents demonstrate and support its technological leadership position, safeguard its competitive position and support existing and potential sales volume.

The Company has 50 patents and 34 patent applications in the United States which cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the Company's various patents range from 1996 to 2010. Flex Products currently has 30 patents and 10 new patent applications pending that are separate from the Company's patents. Expiration dates for Flex Products' patents range from 1997 to 2012. Flex Products also has patents and patent applications pending in various foreign countries covering the same technology.

In 1988, at the formation of Flex Products as a joint venture, the Company and Flex Products entered into a License Agreement under which certain of the Company's patents relating to roll coating technology were assigned to Flex Products and Flex Products agreed to make royalty payments to the Company for the use of these patents. The License Agreement provides for royalties of 4% of Flex Products' revenues. The royalty payments are to continue for several years until a total of $13.7 million is paid. At fiscal year end 1995, $8.4 million remained to be paid. Also, under the License Agreement, the Company and Flex Products each hold royalty-free licenses to use certain of the others' underlying technologies that are applicable to their respective markets. In addition, the Company and Flex Products hold royalty-free shared use licenses for technologies applicable to both markets.

EMPLOYEES

At October 31, 1995, the Company, including Flex Products, Inc., had 1,410 employees of whom 1,091 were employed domestically, 123 were employed by the Company's operations in Hillend, Scotland; 169 were employed by the Company's OCLI/MMG Division in Goslar, Germany; and 26 were employed in the Company's sales and administrative offices in Europe. The Company has not experienced a work stoppage due to labor difficulties. The Company believes its employee relations are satisfactory.

None of the Company's employees in its domestic operations, in its operations in Scotland or in its European sales and administrative offices are subject to collective bargaining agreements. Approximately 70% of the Company's employees in Goslar, Germany, are members of the national chemical, paper and ceramic union organization in Germany. The unionized employees work under a collective bargaining agreement.

In 1987, the Board of Directors approved increases in severance benefits for its domestic employees, not including Flex Products, in the event of certain changes in control of the Company. These severance arrangements have been extended through November 1997.

OCLI attributes much of its success to its strong relationship with its employees. The Company has instituted several employee oriented programs, including Total Quality Management and a Strategic Quality Plan, to enhance the quality and efficiency of its operations while improving employee relations.

JOINT VENTURES, INVESTMENTS AND ACQUISITIONS

Information regarding joint ventures, investments and acquisitions is included in Note 4 to the Consolidated Financial Statements of the Company's 1995 Annual Report, which note is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's corporate headquarters and principal manufacturing and research and development facilities are located on a Company-owned campus in Santa Rosa, California. The site consists of approximately 75 acres of land of which approximately 53 acres are occupied by existing operations, with the remaining 22 acres currently held available for development or sale. The site is within an industrial park area and is served by well-developed road access and utilities. In addition, the Company leases offices for its sales personal located in various cities in the US, Europe and the Far East.

The following table sets forth certain information concerning the Company's principal facilities.

              NO. OF    LEASED/    TOTAL    SITE
LOCATION     BUILDINGS  OWNED      SQ. FT. (ACRES)  USE

Santa Rosa, CA  12      Owned(1)   426,000    75    Optical Coating
                                                    Laboratory, Inc.
                                                    and Flex Products, Inc.
                                                    corporate offices,
                                                    manufacturing,
                                                    engineering, research
                                                    and development

Santa Rosa, CA   1      Leased     23,000     --    Netra operations
                                                    administrative offices
                                                    and manufacturing

Santa Rosa, CA   1      Leased(2)  21,000     --    Glare/Guard Division
                                                    administrative offices,
                                                    assembly and packaging

Santa Rosa, CA   1      Leased(2)  30,000     --    Glare/Guard Division
                                                    warehousing

Hillend,
 Scotland        1      Owned(3)   56,000     16    OCLI Optical Coatings Ltd.
                                                    administrative offices,
                                                    manufacturing and
                                                    research and development
Hillend,
 Scotland        1      Leased      9,000     --    OCLI Optical Coatings Ltd.
                                                    warehousing

Goslar,
 Germany         2      Owned(4)   63,000     22    OCLI/MMG Division
                                                    administrative offices
                                                    and manufacturing

Reinheim,
 Germany         2      Leased(5)   7,400     --    OCLI Optical Coating
                                                    Laboratory GmbH
                                                    administrative and sales
                                                    offices; European
                                                    Glare/Guard distribution
                                                    center

 (1) Subsequent to fiscal year end 1995, the Company entered into a non-recourse mortgage loan arrangement in the amount of $2.6 million on a recently completed 72,000 square foot manufacturing building. The loan has a 15 year term and carries a fixed interest rate of 8%.

The Company is currently constructing an additional 72,000 square foot building which will be leased to Flex Products upon its completion. Flex Products will relocate its administrative and engineering activities to this new building and will occupy the manufacturing portion of the building with new, expanded manufacturing capacity. The Company anticipates that it will mortgage this second new manufacturing building in a similar loan arrangement as described above.

 (2) Following the relocation of Flex Products' administrative and engineering activities to the new building under construction, the Glare/Guard operation will be relocated to the Company's main campus during 1996. The Company intends to continue to lease the warehouse space for Glare/Guard after the relocation of the Glare/Guard operation.

(3) The facility occupied by OCLI Optical Coatings Limited in Scotland was constructed for the subsidiary by the Scottish Development Agency (SDA). The facility consists of a manufacturing and office building on a 16 acre site in an industrial park area. The property is owned by the Company subject to a mortgage held by SDA that has a remaining balance of $4.0 million as of October 31, 1995, with 11 years left on the term of the mortgage. At the beginning of 1995, OCLI Optical Coatings Limited negotiated a three year mortgage interest moratorium, with principal continuing to be payable to Locate in Scotland (formerly SDA), as economic inducement to encourage business and employment growth in the applicable region of Scotland.

(4) The Company's OCLI/MMG Division in Goslar, Germany, occupies an approximately 57,000 square foot manufacturing building and an adjacent 6,000 square foot office building on approximately 22 acres in an industrial park area. The land is held under a long-term hereditary rights agreement. The manufacturing facility is pledged as security on loans totaling approximately $1.7 million with repayment terms running through 2013. The office building is collateralized on an approximately $350,000 mortgage loan with repayment over ten years by 2005.

(5) The Company leases approximately 3,100 square feet of office space for its European headquarters and sales activities and approximately 4,300 square feet of warehousing space for its European Glare/Guard distribution operation in Reinheim, Germany.

Management believes that the Company's facilities, including a new building under construction, are adequate for its current level of business and the near-term growth requirements of the Company and its subsidiaries.

ENVIRONMENTAL

In 1988, the Company discovered ground water contamination at its principal facilities in Santa Rosa. The Company conducted extensive investigations to determine the lateral and vertical extent and the environmental impact of the contamination. During 1990, the Company substantially completed its investigation and study and formulated a plan of remediation. The total cost of the investigation was approximately $5 million which has been charged to operations in prior periods.

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

Based upon the extensive tests conducted and advice of environmental consultants, the Company believes the accruals it has previously established to complete the remediation plan are sufficient and that the annual cost of maintaining compliance with environmental standards related to the above matter will not have a material adverse effect on the Company's business, financial position or prospects.

ITEM 3.  LEGAL PROCEEDINGS

No material legal proceedings are presently pending by or against the Company or its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the executive officers of the Company as of January 15, 1996 are listed below, followed by a brief description of their business experience during the past five years. Officers are appointed annually by the Board of Directors at the next regularly scheduled meeting of the Board following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected. None of these officers has been involved in any court or administrative proceeding within the past five years adversely reflecting on his ability or integrity.

NAME                    AGE  POSITION
Herbert M. Dwight , Jr. 65   Chairman of the Board, President and Chief
                             Executive Officer
William C. Burgess      49   Vice President, Human Resources
Klaus F. Derge          58   Vice President, International Operations
John M. Markovich       39   Vice President, Finance and Chief Financial
                             Officer
John McCullough         63   Vice President and Director
Laurence D. Parson      47   Vice President and General Manager,
                             Glare/Guard(R) Division
Kenneth D. Pietrelli    47   Vice President, Corporate Services
James W. Seeser, Ph.D.  52   Vice President and Chief Technical Officer
N.E. Rick Strandlund    51   Vice President and General Manager,
                             Santa Rosa Division
Josef Wally             56   Vice President and Corporate Controller
Joseph C. Zils          41   Vice President, General Counsel and
                             Corporate Secretary

Mr. Dwight has served as Chairman of the Board, President and Chief Executive Officer since August 19, 1991. From December 1993 to April 1995, Mr. Dwight also served as Chief Financial Officer. Mr. Dwight was a founder of Spectra Physics Inc., a leading manufacturer and developer of commercial lasers. He served as Chief Executive Officer of Spectra Physics from 1967 to 1988. Mr. Dwight was Chairman, President and Chief Executive Officer of Superconductor Technologies, Inc. from 1988 through August 1991 and continued to serve as Chairman from 1991 until May 1994. Mr. Dwight also serves as director of Trans Ocean Limited, Applied Materials, Inc. and Applied Magnetics Corp.

Mr. Burgess has served as Vice President, Human Resources since June 1994. Prior to joining the Company, Mr. Burgess was employed as Vice President, Human Resources and Administration of Teknekron Communications Systems, Inc., Berkeley, California, from February 1991, and from 1985 to 1991 was employed by ABB Asea Brown Boveri, Ltd., Stamford, Connecticut, as Vice President, Human Resources.

Mr. Derge has been employed by the Company as Vice President, International Operations, since July 1992. Mr. Derge also serves as the Managing Director of OCLI Optical Coating Laboratory GmbH, the Company's subsidiary located in Reinheim, Germany. He is also Co-Managing Director of MMG Glastechnik in Goslar, Germany, and Managing Director of the Company's various European sales operations. Mr. Derge was previously employed by Spectra Physics, Sweden, as Vice President, International Marketing.

Mr. Markovich joined the Company as Vice President, Finance and Chief Financial Officer on April 11, 1995. Prior to joining the Company, Mr. Markovich served as Vice President, Finance and Chief Financial Officer of Electrosci, Inc., Newport Beach, California from May 1993 to February 1995 and from July 1992 to May 1993 was employed by the Norden Fruit Company, Los Angeles, California as Vice President, Finance and Chief Financial Officer. From 1987 to 1992, Mr. Markovich served as Vice President and Treasurer of Western Digital Corporation, Irvine, California.

Mr. McCullough was the Company's Vice President, Finance and Administration from 1958 to 1967. During 1976 and 1977, he was Vice President in charge of the Company's Commercial Products and Raytek Divisions. In January 1978, he was appointed Senior Vice President, and in December 1988, he was appointed Executive Vice President of the Company. In January 1992, he assumed a lesser involvement with the Company with the title of Vice President. Mr. McCullough has served as a director of the Company since 1985.

Mr. Parson has been employed by the Company since 1973 in various manufacturing, marketing and sales positions. He was appointed General Manager, Glare/Guard(R) Division, in May 1992 and was appointed Vice President in June 1993.

Mr. Pietrelli has been employed by the Company since 1980. Mr. Pietrelli held the position of Corporate Materials Manager until May 1992 when he assumed the position of Manager, Corporate Services. He was appointed Vice President, Corporate Services in June 1993.

Dr. Seeser has been employed by the Company since 1983. Dr. Seeser held various engineering and engineering management positions with the Company and was appointed Vice President in March 1986 and Chief Technical Officer
effective in November 1993.   From August 1987 through March 1989, he also
held the position of General Manager, Advanced Products Division, in addition to his management responsibilities for the Corporate Technology Group of the Company.

Mr. Strandlund has been employed by the Company since 1973 and has held various engineering and management positions with the Company. He was appointed Vice President and General Manager, Commercial Products Division in September 1986. Effective with the formation of the Santa Rosa Division in November 1992, he became Vice President and General Manager, Santa Rosa Division.

Mr. Wally has been employed by the Company since 1978 as Controller, and was appointed Vice President in December 1988. Mr. Wally served as acting Corporate Secretary from July 1981 to April 1983 and as Corporate Secretary from April 1983 to December 1993.

Mr. Zils has been employed by the Company since 1989 as General Counsel. He was appointed Vice President in June 1993 and assumed the additional position of Corporate Secretary in December 1993.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

Information required by this item is included in the Company's 1995 Annual Report to Stockholders under Market for Registrant's Common Stock and Related Stockholder Matters and is herein incorporated by reference. The Company's Common Stock is traded over-the-counter and quoted on the NASDAQ/National Market System under the symbol OCLI. The number of stockholders of record at December 31, 1995 was 1,080.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item (Five-Year Summary) is included on the inside front cover of the Company's 1995 Annual Report to Stockholders and is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item is included on pages 6 through 10 of the Company's 1995 Annual Report to Stockholders under Management's Discussion and Analysis of Results of Operations and Financial Condition and is herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is included in the Company's 1995 Annual Report to Stockholders under Consolidated Balance Sheets; Consolidated Statements of Operations; Consolidated Statements of Cash Flows; Consolidated Statements of Common Stockholders' Equity; Notes to Consolidated Financial Statements; Independent Auditors' Report; and Quarterly Financial Results (unaudited) and is herein incorporated by reference.

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

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and 13 of Form 10-K is omitted since the Company will file, not later than 120 days after the close of the fiscal year ended October 31, 1995, with the Securities and Exchange Commission, a definitive proxy statement pursuant to Regulation 14A in connection with its 1996 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated by reference into
Item 10.
                                PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (A)ITEMS FILED AS PART OF REPORT
                                               ANNUAL REPORT
        1. CONSOLIDATED FINANCIAL STATEMENTS:      PAGE(S)
            Consolidated Balance Sheets                11
            Consolidated Statements of Operations      12
            Consolidated Statements of Cash Flows   13-15
            Consolidated Statements of Common
            Stockholders' Equity                       16
            Notes to Consolidated Financial
            Statements                              17-26
            Quarterly Financial Results (unaudited)    27
            Independent Auditors' Report               28

The Consolidated Financial Statements, Independent Auditors' Report, Notes to Consolidated Financial Statements and unaudited quarterly information of Optical Coating Laboratory, Inc. and Subsidiaries listed in the above index are incorporated herein by reference to the Company's 1995 Annual Report to Stockholders. With the exception of the items referred to above and in Items 5, 6, 7 and 8, the Company's Annual Report to Stockholders for the fiscal year ended October 31, 1995 is not deemed filed as part of this Report.

        2.  FINANCIAL STATEMENT SCHEDULES

            Schedule VIII     Valuation and Qualifying Accounts

The financial statement schedule should be read in conjunction with the financial statements in the 1995 Annual Report to Stockholders. Schedules not included in these financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The following are filed as Exhibits to this Annual Report on Form 10-K. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1988.

3.2 By-Laws. Incorporated by reference to Exhibit (3)(b) of the Registrant's Form 8-K under Item 5 dated November 20, 1987.

4.1 Rights Agreement between Registrant and First Interstate Bank of California dated November 25, 1987. Incorporated by reference to Exhibit (4) of the Registrant's Form 10-K for the year ended October 31, 1987.

4.2 Note Purchase Agreement(s) dated as of May 27, 1994 for the private placement of $18,000,000 of 8.71% Senior Notes due June 1, 2002 between the Registrant and Connecticut Mutual Life Insurance Company, Modern Woodman of America and American Life and Casualty Insurance Company. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1994.

4.3 Stock Purchase Agreement dated as of February 8, 1995 by and between the Registrant, Netra Corporation and the Sellers as identified on the signature page of said agreement, each a shareholder of Netra Corporation, for the purchase by the Registrant of all of the shares of common and preferred stock of Netra Corporation. Incorporated by reference to Exhibit (4) of the Registrant's Form 10-Q for the quarter ended April 30, 1995.

4.4 Optical Coating Laboratory, Inc. 12,000 shares of 8% Series C Convertible Redeemable Preferred Stock Purchase Agreement among the Registrant and the investors named therein dated as of May 1, 1995. Incorporated by reference to Exhibit 4(e) of Registrant's Form S-8 dated July 6, 1995.

4.5 Certificate of Designation, Preferences and Rights of Series C Convertible Redeemable Preferred Stock of Optical Coating
      Laboratory, Inc. dated May 2, 1995.  Incorporated by reference to
      Exhibit 4(f) of Registrant's Form S-8 dated July 6, 1995.

4.6 Credit Agreement dated as of May 24, 1995 among the Registrant, Bank of America NT&SA as agent, and Letter of Credit Issuing Bank and the other Financial Institutions party thereto arranged by BA
      Securities, Inc. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1995.

4.7 Second Amended and Restated Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc. and Bank of America NT&SA. Incorporated by reference to Exhibit (4)(b) of the Registrant's Form 10-Q for the quarter ended July 31, 1995.

4.8* Secured Promissory Note between Optical Coating Laboratory, Inc. and Aid Association for Lutherans dated November 8, 1995.

4.9* First Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc., Bank of America, NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of December 15, 1995.

9     Not applicable.

10.0 Registrant's Employee Stock Ownership Plan (OCLI ESOP+), as amended. Incorporated by reference to Exhibit (10)(c) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.1 Registrant's 1995 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 10, 1995.(1)

10.2 Registrant's 1993 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1993.(1)

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

10.9 Registrant's Directors' and Officers' Liability and Corporate Reimbursement Insurance Policy. Incorporated by reference to Exhibit
      (10)(i) of the Registrant's Form 10-K for the year ended October 31, 1987.(1)

10.10 Form of Directors' and Officers' Indemnification Agreement.
      Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987.(1)

10.11 Employment Agreements between Registrant and its Executive Officers. Incorporated by reference to Exhibit (10)(k) of the Registrant's Form 10-K for the year ended October 31, 1987. Second Amendment thereto incorporated by reference to Exhibit (28)(a) of the Registrant's Form 10-Q for the quarter ended January 31, 1992. Third Amendment thereto incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the year ended October 31, 1993.(1)

10.12*Form of Fourth Amendment to Employment Agreements between Registrant and its Executive Officers dated November 20, 1995.(1)

10.13 Form of Employment Assurance Agreements between Registrant and its key technical and professional employees. Incorporated by reference to Exhibit (10)(l) of the Registrant's Form 10-K for the year ended October 31, 1987. Form of Amendment thereto incorporated by reference to Exhibit (28)(b) of the Registrant's Form 10-Q for the quarter ended January 31, 1992.(1)

10.14*Form of Amendment to Employment Assurance Agreements between
      Registrant and its key technical and professional employees dated November 20, 1995. (1)

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

10.17 Stock and Note Purchase Agreement by and among OCLI, SICPA Holdings S.A., ICIA, ICIAH and Flex Products, Inc. Incorporated by reference to the Registrant's Form 8-K dated May 23, 1995.

10.18*Employment Agreement Letter between John McCullough and the
      Registrant dated October 31, 1995.(1)

11* Computation of earnings (loss) per share for the years ended October 31, 1995, 1994 and 1993.

12    Not applicable.

13* 1995 Annual Report to Stockholders for the fiscal year ended October 31, 1995, not deemed to be filed herein except for certain portions which have been incorporated herein by reference.

16    Not applicable.
18    Not applicable.
21*   Subsidiaries of the Registrant.
22    Not applicable.
23*   Independent Auditors' Consent and Report on Schedules
24    Not applicable
27    Financial Data Schedule
99    Not applicable.

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

(b)  REPORTS ON FORM 8-K

     None




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS (S-X, RULE 12-09)
                             (AMOUNTS IN THOUSANDS)

Column A               Column B       Column  C        Column D    Column E
                                      Additions
                      Balance at Charged to  Charged   Deductions   Balance
                      Beginning  Costs and   to Other  Amounts      at End
Description           of Period  Expenses    Accounts  Charged off  of Period

ALLOWANCE FOR
DOUBTFUL ACCOUNTS:
 Year ended
  October 31, 1995     $1,810      $369       $136(a)    $1,086      $1,229

 Year ended
  October 31, 1994     $1,817      $667        $85(a)      $759      $1,810

 Year ended
 October 31, 1993        $728    $1,167       $102(a)      $180      $1,817


ALLOWANCE FOR INTER-
COMPANY PROFIT
IN INVENTORY:

 Year ended
  October 31, 1995     $1,166      $150       $ -0-      $  -0-     $1,316

 Year ended
  October 31, 1994     $1,130       $36       $ -0-      $  -0-     $1,166

 Year ended
  October 31, 1993     $1,809     $ -0-       $ -0-      $  679     $1,130


VALUATION RESERVES
FOR INVENTORY:

 Year ended
  October 31, 1995      $ 765     $ -0-      $ -0-      $  149     $   616

 Year ended
  October 31, 1994      $ 826     $ -0-      $ -0-      $   61     $   765

 Year ended
  October 31, 1993      $ 248     $ 578      $ -0-      $  -0-     $   826


(a)The 1995 balance consists primarily of amounts recorded in connection with the acquisition of Flex Products. The 1994 balance consists of recoveries and foreign currency translation effects. The 1993 balance consists primarily of amounts recorded in connection with the acquisition of MMG, net of recoveries.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  January 29, 1996       OPTICAL COATING LABORATORY, INC.

                              By:  /s/John M. Markovich
                                 John M. Markovich
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                       DATE

                     Chairman of the Board, President,
                         Chief Executive Officer
                        (Principal Executive and
/s/Herbert M. Dwight, Jr  Operating Officer)          January 29,1996
Herbert M. Dwight, Jr.
                         Vice President, Finance
                       and Chief Financial Officer
/s/John M. Markovich  (Principal Financial Officer)   January 29, 1996
John M. Markovich
                           Vice President and
                          Corporate Controller
/s/Josef Wally        (Principal Accounting Officer)  January 29, 1996
Josef Wally

/s/John McCullough     Director and Vice President    January 29, 1996
John McCullough

/s/EDouglas C. Chance          Director               January 29, 1996
Douglas C. Chance

/s/Julian Schroeder            Director               January 29, 1996
Julian Schroeder

/s/Renn Zaphiropoulos          Director               January 29, 1996
Renn Zaphiropoulos