Form 10-K/A
period 1995-10-31
OPTICAL COATING LABORATORY INC
filed 1996-01-29
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K/A
Mark one
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the fiscal year ended OCTOBERE31, 1995

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________


                        OPTICAL COATING LABORATORY, INC.
              (Exact name of registrant as specified in its charter)

                          COMMISSION FILE NUMBER 0-2537
         DELAWARE                            68-0164244
(State or other jurisdiction of incorporation or organization)   (IRS
Identification No.)

          2789 NORTHPOINT PARKWAY, SANTA ROSA CALIFORNIA    95407-7397
     (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (707) 545-6440

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class Name of each exchange on which registered
             None                           None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
  Common Stock, $.01 par value              NASDAQ
E
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

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