Form 10-Q
period 1996-01-31
OPTICAL COATING LABORATORY INC
filed 1996-03-14
CIK 74697

FIRST QUARTER 1996


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q
(MARK ONE)

  [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended JANUARY 28, 1996

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

               Outstanding at February 29, 1996:  9,530,477 shares


This document contains 16 pages.

The Exhibit listing appears on Page 15.


                         PART I.  FINANCIAL INFORMATION
     ITEM 1.   FINANCIAL STATEMENTS
                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)
                                         January 28,      October 31,
                                            1996             1995
     ASSETS                                       (Unaudited)
     Current Assets:
       Cash and short-term investments      $ 4,555   $  6,602
       Accounts receivable, net of
       allowance for doubtful
          accounts of $1,052 and $1,229      31,239     29,565
       Inventories
     16,474                                  15,886
       Income taxes recoverable               1,665
       Current deferred income tax assets     6,126      6,665
       Other current assets                   2,956      2,476
        Total Current Assets                 63,015     61,194
     Deferred income tax assets               4,588      4,597
     Other assets and investments            11,997     12,432
     Property, Plant and Equipment:
       Land and improvements                  9,233      8,651
       Buildings and improvements            33,608     31,461
       Machinery and equipment              106,240    101,586
       Construction-in-progress
                                             15,182     23,717
                                            164,263    165,415
       Less accumulated depreciation        (76,149)   (73,804)
        Property, Plant and Equipment - Net
                                             88,114     91,611
          Total Assets                     $167,714   $169,834

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                        9,253     10,324
      Accrued expenses                        9,291      9,515
      Accrued compensation expenses           6,129      6,559
      Current maturities on long-term debt    3,303      3,344
      Notes payable                           3,298      3,339
      Deferred revenue                          696         98
        Total Current Liabilities            31,970     33,179
      Accrued postretirement health benefits
       and pension liabilities                2,140      2,150
      Deferred income tax liabilities         2,325      2,239
      Long-term debt
                                             46,604     47,267
      Minority interest                      11,407     11,105
      Convertible redeemable preferred
        stock                                11,357     11,357
     Common Stockholders' Equity:
      Common stock, $.01 par value;
       authorized 30,000,000
       shares;  issued and outstanding
       9,522,000 and 9,489,000 shares            95         95
       Paid-in capital                       44,780     44,461
       Retained earnings                     17,830     17,901
      Cumulative foreign
       currency translation adjustment         (794)        80
       Common Stockholders' Equity           61,911     62,537
         Total Liabilities and
           Stockholders' Equity            $167,714   $169,834

     See Notes to Consolidated Financial Statements


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
        For the three months ended January 28, 1996 and January 29, 1995
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                         Three Months Ended
                                        January 28, January 29,
                                           1996        1995

     Revenue                              $43,911    $35,993
     Cost of sales                         29,495     21,352
      Gross profit                         14,416     14,641

     Operating Expenses:
      Research and development              2,388      1,387
      Selling and administrative            9,107      9,244
      Amortization of intangibles             287        171
       Total operating expenses            11,782     10,802

       Income from operations               2,634      3,839

     Other Income (Expense):
      Interest income                          74        226
      Interest expense                       (911)      (920)
       Income before provision for
         income taxes and minority interest 1,797      3,145

     Provision for income taxes               754      1,321
     Minority Interest                        303
       Net income                             740      1,824

     Dividend on convertible redeemable
      preferred stock                         240

       Net income applicable
         to common stock                $     500  $    1,824


     Net income per common and common
       equivalent share                    $  .05     $  .20

     Weighted average number of
       common shares used to compute
       net income per share                10,119      9,025



     See Notes to Consolidated Financial Statements




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF  COMMON STOCKHOLDERS' EQUITY
                   For the three months ended January 28, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                            FOREIGN
                           COMMON STOCK   PAID-IN RETAINED  CURRENCY
                           SHARES  AMOUNT CAPITAL EARNINGS  TRANSLATION
BALANCE AT NOVEMBER 1, 1995 9,489    $95  $44,461  $17,901      $80

Shares issued to Employee
  Stock Ownership Plan          5              55
Exercise of stock options,
  including tax benefit        28             264
Foreign currency translation
  adjustment for the period                                    (874)
Net income for the period                              740
Dividend on preferred stock                           (240)
Dividend on common stock                              (571)

BALANCE AT JANUARY 28, 1996 9,522    $95  $44,780  $17,830    $(794)




See Notes to Consolidated Financial Statements




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended January 28, 1996 and January 29, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                              Three Months Ended
                                            January 28,   January 29,
                                                1996         1995

     Cash Flows from Operating Activities:
      Cash received from customers            $42,911       $37,258
      Interest received                           101           297
      Cash paid to suppliers and employees    (37,568)      (35,037)
      Interest paid                            (2,892)       (1,270)
      Income taxes paid, net of refunds        (4,633)         (369)

        Net cash (used for) provided by
          operating activities                 (2,081)          879

     Cash Flows from Investing Activities:
      Purchase of plant and equipment          (5,421)       (3,301)
      Proceeds from sale/leaseback
        of equipment                            5,900

        Net cash provided by (used for)
          investing activities                    479        (3,301)

     Cash Flows from Financing Activities:
      Proceeds from long term debt              2,600
      Proceeds from notes payable                 154           182
      Proceeds from exercise of stock options     198             2
      Repayment of long-term debt              (2,468)         (404)
      Payment of dividend on preferred stock     (240)
      Payment of dividend on common stock        (571)         (539)

        Net cash provided by (used for)
          financing activities                   (327)         (759)

     Effect of exchange rate changes on cash     (118)          (30)

     Decrease in cash and short-term
       investments                             (2,047)       (3,211)

     Cash and short-term investments
       at beginning of period                   6,602        19,663

     Cash and short-term investments
       at end of period                        $4,555       $16,452






                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the three months ended January 28, 1996 and January 29, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                                 Three Months Ended
                                             January 28,    January 29,
                                                 1996           1995

     Reconciliation of net income to cash flows
      from operating activities:
     Net income                                  $ 740         $1,824
     Adjustments to reconcile net income to
      net cash (used for) provided
      by operating activities:
       Depreciation and amortization             3,178          1,821
       Minority interest in earnings
         of Flex Products, Inc.                    302
       Loss on disposal or abandonment
         of equipment                                2             19
       Accrued postretirement health benefits       11             27
       Deferred income tax liabilities              97            357
       Other non-cash adjustments to net income    (81)           (60)
       Change in:
        Accounts receivable                     (1,337)        (2,953)
        Inventories                               (883)        (1,689)
        Income tax recoverable                  (1,589)
        Deferred income tax assets                 531           (711)
        Other current assets and
          other assets and investments            (875)        (1,328)
        Accounts payable, accrued
          expenses and accrued compensation
          expenses                              (2,406)         2,013
        Deferred revenue                            74            208
        Income taxes payable                       155          1,351
          Total adjustments                     (2,821)          (945)

        Net cash (used for) provided by
          operating activities                 $(2,081)         $ 879











     See Notes to Consolidated Financial Statements





                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three Months Ended January 28, 1996 and January 29, 1995
                                   (Unaudited)

1.   GENERAL

     Optical Coating Laboratory, Inc. (OCLI) develops, manufactures and sells thin film coated products. Thin film coatings control and enhance light by altering the transmission, reflection and absorption of the various wavelengths of light energy to achieve a desired effect such as antireflection, shielding, conductivity or abrasion resistance. OCLI markets and sells its products worldwide to original equipment manufacturers (OEM's) who utilize thin film coated components or devices for optical and electro-optical systems for computers, photocopiers, LCD desktop projectors, scanners, instruments and satellites. OCLI sells its Glare/Guard(R) ergonomic computer display products through distributors and office supply retailers. Flex Products, Inc. (Flex Products), OCLI's 60% owned subsidiary, develops and manufactures thin film coatings on plastic film with a proprietary high speed process.

     The Consolidated Balance Sheet as of January 28, 1996, the Consolidated Statements of Income for the three month periods ended January 28, 1996 and January 29, 1995, the Consolidated Statement of Common Stockholders' Equity for the three month period ended January 28, 1996 and the Consolidated Statements of Cash Flows for the three month periods ended January 28, 1996 and January 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at January 28, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report to Stockholders for fiscal 1995.

     The results of operations for the period ended January 28, 1996 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

     Inventories consisted of the following:

                                             January 28,    October 31,
                                                1996           1995
                                               (Amounts in thousands)

     Raw materials and supplies                 $7,464        $7,330
     Work-in-process and finished goods          9,010         8,556

                                               $16,474       $15,886



3.   ACCRUED EXPENSES

     Accrued expenses consisted of the following:

                                             January 28,    October 31,
                                                1996           1995
                                              (Amounts in thousands)

     Workers' compensation reserve            $  992         $  937
     Ground water remediation reserve          1,182          1,187
     Other accrued liabilities                 7,079          7,391
                                              $9,253         $9,515

4.   LONG-TERM DEBT

     Long-term debt consisted of:            January 28,   October 31,
                                                1996          1995
                                              (Amounts in thousands)
Unsecured senior notes. Interest at 8.71%
  payable semiannually. Principal payable in
  annual installments of $3.6 million from
  1998 through 2002.                             $18,000      $18,000

Unsecured bank term loan. Variable interest rates averaging 7.3% at January 28, 1996, payable quarterly. Principal payable semiannually as follows:

  Payment Dates             Amounts
  April 1996            $   500,000
  October 1996 and
   April 1997             1,000,000
  Each October and
   April thereafter       2,000,000               14,500      14,500

Mortgage payable.  Interest at 8%.
  Collateralized by a 72,000 sq. ft.
  newly constructed building and
  related land area.  Principal and
  interest payable over 15 years at
  $25,000 per month.                               2,600

Unsecured borrowings under
  revolving bank line of
  credit.  Repaid during first
  quarter of fiscal 1996.                          2,000

Land improvement assessment. Interest
  at an average rate of 6.75%.  Principal
  and interest payable in semiannual
  installments of $77,000 through 1998.             330          401

Scottish Development Agency (SDA) building loan,
  with a conditional interest moratorium
  through January 31, 1998 with interest at 9.5%
  thereafter. Semiannual principal payments of
  approximately $100,000 are payable through
  January 1998 with subsequent payments of $331,000,
  comprising principal and interest, through 2006.
  Collateralized by the land and building of the
  Company's Scottish subsidiary.                   3,823      4,026

Notes payable to private parties in
  connection with the purchase of MMG.
  Principal and interest at 8% payable
  over ten years in quarterly installments
  of approximately $420,000 through 2003.         7,035       7,721

Bank loans of MMG with interest rates
  ranging from 4.5% to 8.0%. Payable in
  semiannual and annual installments through
  2005. Partly collateralized by
  mortgages on MMG land and buildings
  and liens on equipment.                         2,787       3,050

Present value of obligations under
  capital leases at an assumed interest rate
  of 8.0%  payable in monthly installments
  through 2004.                                     832         913
                                                 49,907      50,611
Less current maturities                          (3,303)     (3,344)
                                                $46,604     $47,267


     The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. During fiscal 1995, $2 million was borrowed under the $15 million revolving credit facility which balance was repaid during the first quarter of fiscal 1996. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $3.5 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $1.5 million to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

     During the first quarter of fiscal 1996 the Company entered into an operating lease arrangement in the amount of $5.9 million for a newly acquired continuous coating machine and related equipment. The term of the operating lease is six years and provides for an early buyout at fair value at the end of five years.

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $470,000 at market interest rates and has outstanding letters of credit of approximately $320,000 to guarantee import duty. There were no borrowings under the credit arrangement in the first quarter of fiscal 1996 or in fiscal year 1995.

     The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $3.5 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

     The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

5.   STOCK OPTIONS

     During the first quarter of 1996, no options were granted under the Company's incentive compensation and employee stock option plans. At January 28, 1996, 1,502,500 shares are subject to outstanding options, of which 1,138,125 options are exercisable. Options to purchase 307,713 shares of common stock are available for future grants under the plans.



               PART I.   FINANCIAL INFORMATION

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF MATERIAL CHANGES IN RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUE. Revenue for the first quarter of fiscal 1996 was $43.9 million, an increase of $7.9 million, or 22%, over revenue of $36 million in the first quarter of fiscal 1995. Fiscal 1996 first quarter revenue includes $7.4 million of revenue from Flex Products, Inc. (Flex Products). The Company increased its ownership in Flex Products from 40% to a controlling 60% in May of 1995, resulting in the consolidation of Flex Products' financial results into the Company's financial statements beginning in the third quarter of fiscal 1995.

For the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995, revenue was higher in the office automation, defense and aerospace and specialty products markets served by the Company. Revenue in the instrumentation and the Glare/Guard(R) computer display markets was substantially the same in the comparative quarters. However, revenue in the OEM (original equipment manufacturer) display market was substantially down, by approximately 40%, in the current year first quarter versus the year ago quarter. The Company experienced price declines of approximately 3% in segments of its office automation market during the first quarter of fiscal 1996.

GROSS PROFIT. Gross profit, while substantially at the same dollar level, was 32.8% of revenue for the first quarter of fiscal 1996 compared to 40.7% of revenue for the first quarter of fiscal 1995. The gross profit margin decline in the current year first quarter was in the OEM display area where manufacturing costs could not be sufficiently reduced to compensate for the impact of lower volume, the impact of start up costs and incremental depreciation and rental expense associated with the new continuous coating platform being brought on line.

OPERATING EXPENSES. Research and development expenditures in the first quarter of 1996 were up $1.0 million, or 72%, compared to the first quarter of 1995. The current quarter increase reflects the realignment of engineering resources to new product development programs ($477,000) and the consolidation of Flex Products' research and development costs ($524,000). Selling and administrative expenses in the first quarter of fiscal 1996 were 20.7% of revenue compared to 25.7% for the first quarter of 1995, while substantially at the same dollar amount for the comparative quarters. The lower selling and administrative expense ratio for the current quarter reflects primarily the consolidation of Flex Products whose selling expenses per revenue dollar are substantially less than those for the other product areas of the Company.

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $2.6 million for the first quarter of fiscal 1996 compared to $3.8 million for the first quarter of fiscal 1995, a decrease of $1.2 million or 31%.

INTEREST INCOME AND EXPENSE. Interest income for the first quarter of fiscal 1996 was significantly down, by $152,000 or 67%, compared to the first quarter of fiscal 1995 reflecting the lower average cash balances available for investment in the current quarter compared to the year ago quarter. Interest expense, net of capitalized interest, was substantially the same for the first quarter of 1996 and 1995; however, capitalized interest relating to ongoing building and equipment projects was $76,000 higher for the current quarter versus the prior year quarter.

INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 42% for the first quarter of fiscal 1996 and 1995. Minority interest was $303,000 for the first quarter of fiscal 1996, representing the 40% share of Flex Products' net income for the period accruing to the minority shareholder.

NET INCOME. The Company had net income applicable to common stock of $500,000, or $.05 per share, for the first quarter of fiscal 1996, compared to $1.8 million, or $.20 per share, for the first quarter of fiscal 1995.

FINANCIAL CONDITION

During the first quarter of fiscal 1996, the Company used $2.1 million, net, for its operating activities. Net income, depreciation and amortization, generated $3.9 million in cash flow, while increases in working capital and other operating activities required $6.0 million.

The Company's investing activities provided $479,000 of cash for the first quarter of 1996. Approximately $5.4 million was invested in plant and equipment while $5.9 million was generated by an operating lease arrangement for a newly acquired continuous coating machine and related equipment.

During the first quarter of fiscal 1996, the Company entered into a mortgage loan agreement in the amount of $2.6 million, collateralized by a newly constructed 72,000 square foot manufacturing facility located on the Company's Santa Rosa, California campus. Separately, the Company repaid approximately $2.5 million of long-term debt.

As a result of these operating, investment and financing activities, the Company's cash and short-term investment position decreased by $2.0 million during the first quarter of fiscal 1996.

At January 28,1996, the Company had financial obligations of approximately $2.0 million for the completion of a new manufacturing and office building to be leased on its completion to Flex Products. Separately, Flex Products has remaining financial obligations of approximately $8.6 million on two large-scale coating machines and $3.5 million for site, facilities and leasehold improvements at the end of the first quarter of fiscal 1996. The Company anticipates that it will obtain mortgage debt financing on the building being constructed for Flex Products and that Flex Products will enter into equipment financing arrangements on the coating machines it is acquiring.

Management believes that the cash on hand at January 28, 1996, cash anticipated to be generated from future operations, the available funds from revolving credit arrangements, the anticipated building financing and Flex Products' equipment financing will be sufficient for the Company, including the Flex Products subsidiary, to meet near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared.











                         INDEPENDENT ACCOUNTANTS' REVIEW


The January 28,1996 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP (which makes reference to the report of other accountants), independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California


We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of January 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended January 31, 1996 and 1995 and the related condensed consolidated statement of stockholders' equity for the three-month period ended January 31, 1996. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted, 20% of consolidated total assets at January 31, 1996 and whose total revenues constituted 17% of consolidated total revenues for the three-month period ended January 31, 1996.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 18, 1995, we expressed an unqualified opinion on those consolidated financial statements based on our audit. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

San Francisco, California
February 14, 1996


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

               (2)       None

               (4)       None

               (11)*          Computation of per share earnings
                         for the three months ended January 28,
                         1996 and January 29, 1995.

               (15)*          Letter of Deloitte & Touche LLP regarding
                         unaudited interim financial information.

               (18)      None

               (19)*          Items not previously filed are designated
                         by an asterisk.

               (22)      None
               (23)      None
               (24)      None
               (27)      None

          (b)  Reports on Form 8-K filed for the three
               months ended January 28, 1996.

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

                              OPTICAL COATING LABORATORY, INC.
                                               (Registrant)


                                     /s/ JOHN M. MARKOVICH
Date: March 14, 1996                  John M. Markovich
                                    Vice President Finance
                                 and Chief Financial Officer
                                (Principal Financial Officer)