Form 10-Q
period 1996-04-30
OPTICAL COATING LABORATORY INC
filed 1996-06-14
CIK 74697

SECOND QUARTER 1996


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(MARK ONE)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended APRIL 28, 1996

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

                 Outstanding at May 31, 1996:  9,710,829 shares


This document contains __ pages.
The Exhibit listing appears on Page 15.





                         PART I.  FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                             April 28, October 31,
     ASSETS                                      1996        1995
                                                   (Unaudited)
     Current Assets:
      Cash and short-term investments         $ 4,499   $  6,602
      Accounts receivable, net of
       allowance for doubtful accounts
       of $1,392 and $1,229                     31,311    29,565
      Inventories                               18,294    15,886
      Current deferred income tax assets         6,311     6,665
      Other current assets                       2,056     2,476
      Income taxes recoverable                     253
        Total Current Assets                    62,724    61,194
     Deferred income tax assets                  4,518     4,597
     Other assets and investments               11,544    12,432
     Property, Plant and Equipment:
       Land and improvements                     9,922     8,651
       Buildings and improvements               37,119    31,461
       Machinery and equipment                 107,418   101,586
       Construction-in-progress                 20,413    23,717
                                               174,872   165,415
       Less accumulated depreciation           (78,903)  (73,804)
        Property, Plant and Equipment - Net     95,969    91,611
          Total Assets                        $174,755  $169,834
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                         $10,931   $10,324
      Accrued expenses                          10,140     9,515
      Accrued compensation expenses              5,528     6,559
      Current maturities on long-term debt       3,412     3,344
      Notes payable                              2,321     3,339
      Deferred revenue                             709        98
        Total Current Liabilities               33,041    33,179
     Accrued postretirement health benefits
      and pension liabilities                    2,174     2,150
     Deferred income tax liabilities             2,341     2,239
     Long-term debt                             49,117    47,267
     Minority interest                          12,643    11,105
     Convertible redeemable preferred stock     11,309    11,357
     Common Stockholders' Equity:
      Common stock, $.01 par value;
      authorized 30,000,000
       shares; issued and outstanding
       9,593,000 and 9,489,000 shares               96        95
       Paid-in capital                          45,497    44,461
       Retained earnings                        19,661    17,901
      Cumulative foreign currency
      translation adjustment                    (1,124)       80
        Common Stockholders' Equity             64,130    62,537
     Total Liabilities and
       Stockholders' Equity                   $174,755  $169,834

     The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   For the three and six month periods ended
                       April 28, 1996 and April 30, 1995
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended   Six Months Ended
                                  April 28, April 30,  April 28, April 30,
                                    1996      1995       1996    1995

Revenue                          $48,451   $41,487   $92,362  $77,480
 Cost of sales                    30,652    25,923   60,147    47,275
   Gross Profit                   17,799    15,564    32,215   30,205

Operating expenses:
 Research and development          2,622    1,632     5,010    3,019
 Selling and administrative       10,094    9,390    19,201   18,634
 Amortization of intangibles         278      304       565      475
  Total operating expenses        12,994   11,326    24,776   22,128

   Income From Operations          4,805    4,238     7,439    8,077

Other income (expense):
 Interest income                      65      196       139      422
 Interest expense                   (812)    (991)   (1,723)  (1,911)
   Income Before Provision For
     Income Taxes and Minority
       Interest                    4,058     3,443    5,855    6,588

Provision for income taxes         1,705     1,445    2,459    2,766
Minority interest                    282                585
   Net Income                      2,071     1,998    2,811    3,822

Dividend on convertible redeemable
 preferred stock                     240                480

   Net Income Applicable to
     Common Stock                 $1,831    $1,998   $2,331   $3,822

Net Income Per Common and Common
 Equivalent Share                 $  .18    $  .21   $  .23   $  .41

Weighted Average Number of
 Common Shares Used to Compute
 Net Income Per Share             10,158     9,377   10,139   9,103


The accompanying notes are an integral part of these financial statements.



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the six month period ended April 28, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                            FOREIGN
                           COMMON STOCK   PAID-IN RETAINED  CURRENCY
                           SHARES  AMOUNT CAPITAL EARNINGS  TRANSLATION

BALANCE AT
  NOVEMBER 1, 1995         9,489    $95   $44,461  $17,901      $80

Shares issued to Employee
 Stock Ownership Plan         40              438
Exercise of stock options,
 including tax benefit        64      1       598
Foreign currency translation
 adjustment for the period                                    (1,204)
Net income for the period                            2,811
Dividend on preferred stock                           (480)
Dividend on common stock                              (571)

BALANCE AT APRIL 28, 1996  9,593    $96   $45,497  $19,661   $(1,124)








The accompanying notes are an integral part of these financial statements.




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three and six month periods ended
                        April 28, 1996 and April 30, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                  Three Months Ended    Six Months Ended
                                  April 28, April 30,  April 28,   April 30,
                                    1996      1995      1996         1995
Cash Flows From
  Operating Activities:
 Cash received from customers     $46,657    $35,241   $89,568     $72,499
 Interest received                      6        197       107         494
 Cash paid to suppliers
   and employees                  (38,040)   (31,043)  (76,980)    (66,076)
 Cash paid to ESOP+                             (402)                 (406)
 Interest paid                       (608)      (833)   (2,128)     (2,103)
 Income taxes paid, net of refunds   (356)    (3,518)   (4,989)     (3,887)

  Net Cash Provided By (Used For)
   Operating Activities             7,659       (358)    5,578         521

Cash Flows From Investing
  Activities:
 Purchase of plant and equipment  (11,373)    (7,837)  (16,794)    (11,138)
 Proceeds from sale-leaseback of
  new equipment                       776                6,676
 Cash portion  of payment for
   purchase of Netra, net of
   cash acquired                   (1,477)               (1,477)

  Net Cash Used For
   Investing Activities           (10,597)    (9,314)  (10,118)    (12,615)

Cash Flows From
  Financing Activities:
 Proceeds from long-term debt       4,310                6,910
 Proceeds from notes payable                      6        154         188
 Proceeds from exercise
   of stock options                   255       370        453         372
 Repayment of long-term debt         (432)   (1,488)    (2,900)     (1,892)
 Repayment of notes payable          (924)     (307)      (924)       (307)
 Payment of dividend on
   preferred stock                   (240)                (480)
 Payment of dividend on
   common stock                                           (571)       (539)

  Net Cash Provided By (Used For)
   Financing Activities             2,969    (1,419)     2,642      (2,178)

Effect of exchange rate
  changes on cash                     (87)      106       (205)         76

Net increase (decrease) in cash and
 short-term investments               (56)  (10,985)    (2,103)    (14,196)

Cash and short-term investments
 at beginning of period              4,555    16,452      6,602     19,663

Cash and short-term investments
 at end of period                  $ 4,499    $5,467     $4,499     $5,467


                                   (Continued)


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  For the three and six month periods ended
                      April 28, 1996 and April 30, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                              0Three Months Ended    Six Months Ended
                              April 28, April 30,   April 28,  April 30,
                                 1996     1995        1996      1995
Reconciliation Of Net
  Income To Cash Flows From
  Operating Activities:

Net income                       $ 2,071   $1,998    $2,811   $3,822

Adjustments to reconcile
 net income to net cash
 (used for) provided by
 operating activities:
  Depreciation and amortization    3,318    2,149     6,496    3,970
  Minority interest in earnings
   of Flex Products, Inc.            282                585
  Loss on disposal or abandonment
   of equipment                       53       79        55       98
  Accrued postretirement
   health benefits                    44        10       55       37
  Deferred income tax liabilities     12       153      109      510
  Other non-cash adjustments
   to net income                    (138)     (119)    (220)    (179)
  Change in:
   Accounts receivable            (1,411)   (1,730)   (2,748)  (4,683)
   Inventories                    (1,876)      (97)   (2,759)  (1,786)
   Income tax recoverable          1,411         1      (178)       2
   Deferred income tax assets       (123)       12       408     (699)
   Other current assets and
     other assets and investments    816      (432)      (59)  (1,760)
   Accounts payable, accrued
     expenses and accrued
     compensation expenses         2,981        27       575    2,040
   Deferred revenue                  121      (249)      195      (41)
   Income taxes payable               98    (2,160)      253     (810)
     Total adjustments             5,588    (2,356)    2,767   (3,301)

  Net Cash (Used For)
   Provided By
   Operating Activities          $ 7,659    $ (358)   $5,578   $  521




     The accompanying notes are an integral part of these financial statements.



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   For the three and six month periods ended
                       April 28, 1996 and April 30, 1995
                                   (Unaudited)
1.   GENERAL

     Optical Coating Laboratory, Inc. (OCLI) designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect, such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components worldwide to OEMs of optical and electro-optical systems. OCLI sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers. Flex Products, Inc. (Flex Products), a 60% owned subsidiary of OCLI, designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. In addition to supplying a critical pigment for use in anti-counterfeiting applications, Flex Products manufactures energy-conserving window film for residential, commercial and automotive applications, as well as photoreceptor components for copiers and ChromaFlair pigments for commercial paints.

     The Condensed Consolidated Balance Sheet as of April 28, 1996, the Condensed Consolidated Statements of Income for the three and six month periods ended April 28, 1996 and April 30, 1995, the Condensed Consolidated Statement of Common Stockholders' Equity for the six month period ended April 28, 1996 and the Condensed Consolidated Statements of Cash Flows for the three and six month periods ended April 28, 1996 and April 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows at April 28, 1996 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for fiscal 1995.

     The results of operations for the period ended April 28, 1996 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES
     Inventories consisted of the following:

                                        April 28, October 31,
                                            1996       1995
                                        (Amounts in thousands)

     Raw materials and supplies           $ 8,521      $7,330
     Work-in-process and finished goods     9,773      8,556
                                          $18,294      $15,886
3.   ACCRUED EXPENSES
     Accrued expenses consisted of the following:

                                        April 28, October 31,
                                            1996       1995
                                        (Amounts in thousands)

     Workers' compensation reserve        $  767       $ 937
     Ground water remediation reserve      1,182       1,187
     Other accrued liabilities             8,191       7,391
                                          $10,140      $9,515

4.   LONG-TERM DEBT

Long-term debt consisted of:                      April 28, October 31,
                                                    1996       1995
                                                 (Amounts in thousands)

Unsecured senior notes. Interest at 8.71%
  payable semiannually. Principal payable in
  annual installments of $3.6 million from
  1998 through 2002.                               $18,000    $18,000

Unsecured bank term loan. Variable interest rates averaging 6.3% at April 28, 1996, payable quarterly. Principal payable semiannually as follows:

  Payment Dates             Amounts
  April 30, 1996        $   500,000
  October 1996 and
  April 1997              1,000,000
  Each October and
  April thereafter        2,000,000                 14,500    14,500

Mortgage payable.  Interest at 8%.
  Collateralized by a 72,000 sq. ft.
  newly constructed building and
  related land area.  Principal and
  interest payable over 15 years
  at $25,000 per month.                             2,570

Mortgage payable. Interest at 7.5%.
  Collateralized by a 72,000 sq. ft. newly
  constructed building  and related land
  area leased to Flex Products, Inc.
  Principal and interest payable over
  15 years at $28,000 per month.                    3,000

Unsecured borrowings under  revolving
  bank line of credit.  Repaid during first
  quarter of fiscal 1996.                           2,000

Land improvement assessment. Interest
  at an average rate of 6.75%.  Principal
  and interest payable in semiannual
  installments of $77,000 through 1998.               276        401

Scottish Development Agency (SDA) building loan,
  with a conditional interest moratorium
  through January 31, 1998 with interest at 9.5%
  thereafter. Semiannual principal payments of
  approximately $100,000 are payable through
  January 1998 with subsequent payments of $331,000,
  comprising principal and interest, through 2006.
  Collateralized by the land and building of the
  Company's Scottish subsidiary.                    3,766       4,026

Notes payable to private parties in
  connection with the purchase of MMG.
  Principal and interest at 8% payable
  over ten years in quarterly installments
  of approximately $420,000 through 2003.           6,581       7,721



Bank loans of MMG with interest rates
  ranging from 4.5% to 8.0%. Payable in
  semiannual and annual installments through
  2005. Partly collateralized by
  mortgages on MMG land and buildings
  and liens on equipment.                           3,057       3,050

Present value of obligations
  under capital leases at an assumed
  interest rate of 8.0%  payable in
  monthly installments through 2004.                 779         913
                                                  52,529      50,611
Less current maturities                           (3,412)     (3,344)
                                                 $49,117     $47,267


     The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $3.3 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $700,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $470,000 at market interest rates and has outstanding letters of credit of approximately $320,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1996 or 1995.

     The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $2.3 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

     The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

     During the first six months of 1996, the Company entered into an operating lease arrangement for a newly acquired continuous coating machine and related equipment. The term of the operating lease is six years, with monthly payments of approximately $90,000, and provides for an early buyout at fair value at the end of five years.

5.   STOCK OPTIONS

     During the six months ended April 28, 1996, options to purchase 534,450 shares of the Company's common stock were granted under the Company's incentive compensation and employee stock option plans at prices equal to 100% of the market price on the date of grant. At April 28, 1996, 1,993,750 shares are subject to outstanding options at prices ranging from approximately $6.13 to $14.13 per share, of which 1,160,359 option shares are exercisable. At the Annual Meeting held on March 29, 1996, the Stockholders approved the 1996 Incentive Compensation Plan which authorizes the Company to grant options to purchase the Company's common stock up to 950,000 shares. At April 28, 1996, options to purchase 730,263 shares of common stock are available for future grants under all of the Company's authorized plans.


                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUE. Revenue for the second quarter of fiscal 1996 was $48.5 million, an increase of $7 million or 17%, over revenue of $41.5 million in the second quarter of fiscal 1995. Revenue for the first six months of fiscal 1996 was $92.4 million, an increase of $14.9 million or 19%, over revenue
of $77.5 million for the first six months of fiscal 1995.    Fiscal 1996
second quarter and first six months revenue increased primarily due to the consolidation of Flex Products, Inc. (Flex Products). The Company increased its ownership in Flex Products from 40% to a controlling 60% in May of 1995, resulting in the consolidation of Flex Products' financial results into the Company's financial statements beginning in the third quarter of fiscal 1995.

In addition to the increase in revenue from the consolidation of Flex Products, fiscal 1996 second quarter and first six months revenue reflects an increase in shipments of products used in office automation, projection imaging and telecommunications applications and a decrease in shipments of products used in display applications.

GROSS PROFIT. Gross profit for the second quarter of fiscal 1996 was $17.8 million or 36.7% of revenue for the second quarter of fiscal 1996 compared to $15.6 million or 37.5% of revenue for the second quarter of fiscal 1995. Gross profit for the first six months of fiscal 1996 was $32.2 million or 34.9% of revenue compared to $30.2 million or 39.0% of revenue for the first six months of fiscal 1995. Gross profit dollar increases for the current year periods resulted from the consolidation of Flex Products partially offset by start up costs associated with a new flat glass continuous coating manufacturing facility. Gross profit margin declines in the current year periods were due to decreased shipments of higher margin products used in display applications and the aforementioned start up costs, partially offset by the higher gross margins of Flex Products.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the second quarter of 1996 were $2.6 million, or 5.4% of revenue compared to $1.6 million or 3.9% of revenue for the second quarter of 1995. Research and development expenditures for the first six months of 1996 were $5.0 million, or 5.4% of revenue compared to $3.0 million or 3.9% of revenue for the first six months of 1995. The year to year increases were due to the consolidation of Flex Products and to the realignment of engineering resources from manufacturing to new product development programs.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the second quarter of fiscal 1996 were $10.1 million or 20.8% of revenue compared to $9.4 million or 22.6% of revenue for the second quarter of 1995. Selling and administrative expenses for the first six months of fiscal 1996 were $19.2 million or 20.8% of revenue compared to $18.6 million or 24.1% of revenue for the first six months of 1995. The dollar increase in selling and administrative expenses and the decrease in selling and administrative expenses as a percentage of revenue was due to the consolidation of Flex Products whose selling expenses per revenue dollar are substantially less than in other product areas of the Company.

INCOME FROM OPERATIONS. During the second quarter of 1996, the Company received greater than average technology transfer fees which were substantially offset by expenses recorded in anticipation of the closure of the Glare/Guard computer display filter manufacturing operation in Scotland. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $4.8 million for the second quarter of fiscal 1996 compared to $4.2 million for the second quarter of fiscal 1995, an increase of $567,000 or 13%. The Company's income from operations totaled $7.4 million for the first six months of fiscal 1996 compared to $8.1 million for the first six months of fiscal 1995, a decrease of $638,000 or 8%.

INTEREST INCOME AND EXPENSE. Interest income for the second quarter of fiscal 1996 decreased $131,000, or 67%, compared to the second quarter of fiscal 1995. Interest income for the first six months of fiscal 1996 decreased $283,000, or 67%, compared to the first six months of fiscal 1995. The decrease in interest income reflects the lower average cash balances available for investment in the current periods compared to the year ago periods. Interest expense, net of capitalized interest, for the second quarter of 1996 decreased $179,000, or 18%, compared to the second quarter of 1995. Interest expense, net of capitalized interest, for the first six months of 1996 decreased $188,000, or 10%, compared to the first six months of 1995. Most of the decrease in interest expense resulted from the Company refinancing its debt obligations during the third quarter of 1995 at more favorable interest rates and decreased market interest rates on its variable rate loans.

INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 42% for the second quarter and first six months of fiscal 1996 and 1995. Minority interest was $282,000 for the second quarter and $585,000 for the first six months of fiscal 1996, representing the 40% share of Flex Products' net income accruing to the minority shareholder.

NET INCOME. The Company had net income applicable to common stock of $1.8 million, or $.18 per share, for the second quarter of fiscal 1996 compared to $2.0 million, or $.21 per share, for the second quarter of fiscal 1995. The Company had net income applicable to common stock of $2.3 million, or $.23 per share, for the first six months of fiscal 1996 compared to $3.8 million, or $.41 per share, for the first six months of fiscal 1995.

FINANCIAL CONDITION

During the second quarter and first six months of fiscal 1996, the Company generated $7.7 million and $5.6 million, net, from its operating activities. Net income, depreciation and amortization generated $5.4 million and $9.3 million in cash flow, while increases in working capital and other operating activities generated $2.3 million and required $3.7 million.

The Company's investing activities for the second quarter and first six months of fiscal 1996 required $10.6 million and $10.1 million. Approximately $11.4 million and $16.8 million was invested in plant and equipment while $776,000 and $6.7 million was generated by an operating lease arrangement for a newly acquired flat glass continuous coating machine and related equipment.

During the second quarter of fiscal 1996, the Company entered into a mortgage loan agreement in the amount of $3.0 million, collateralized by a newly constructed 72,000 square foot manufacturing facility located on the Company's Santa Rosa, California campus which is being leased to Flex Products. During the first quarter of fiscal 1996, the Company entered into a mortgage loan agreement in the amount of $2.6 million, collateralized by a newly constructed 72,000 square foot manufacturing facility located on the Company's Santa Rosa, California campus, which houses the company's new flat glass continuous coating equipment. Separately, the Company repaid approximately $432,000 and $2.9 million of long-term debt during the second quarter and first six months of fiscal 1996.

As a result of these operating, investment and financing activities, the Company's cash and short-term investment position decreased by $56,000 and $2.1 million during the second quarter and first six months of fiscal 1996.

At the end of the second quarter of 1996, the Company had financial obligations of approximately $1.6 million relating to the expansion of Flex Products' manufacturing capacity. OCLI has no other major outstanding commitments.

Management believes that the cash on hand at April 28, 1996, cash anticipated to be generated from future operations, the available funds from revolving credit arrangements and anticipated financing for new equipment purchased by Flex Products will be sufficient for the Company to meet near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared.



                    INDEPENDENT ACCOUNTANTS' REVIEW


The April 28, 1996 consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.




INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
  and Stockholders of
  Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of April 28, 1996, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended April 28, 1996 and April 30, 1995 and the related condensed consolidated statement of stockholders' equity for the six-month period ended April 28, 1996. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted, 20% of consolidated total assets at April 28, 1996 and whose total revenues constituted 17% of consolidated total revenues for the six-month period ended April 28, 1996.

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

Deloitte & Touche LLP



San Francisco, California
May 15, 1996




PART II.  OTHER INFORMATION

Item 1.                                                     Legal
Proceedings                                                 Page(s)

       During the quarter, there were no material developments in legal proceedings since the report filed on Form 10-Q for the quarter ended January 28, 1996.

Item 2.   Changes in Securities
       None

Item 3.   Defaults on Senior Securities
       None

Item 4.     Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Stockholders was held on March 29,
          1996.

          (b) The management nominees for director listed in the proxy statement were elected as follows: Herbert M. Dwight, Jr., Douglas C. Chance, John McCullough, Renn Zaphiropoulos and Julian Schroeder.

          (c) The stockholders approved the Company's 1996 Incentive Compensation Plan (the "Plan") with 4,920,192 shares voting in favor of the Plan, 1,187,331 shares voting against the Plan, 42,430 shares abstaining and 2,431,191 non-voted shares.

Item 5.   Other Information
       None

Item 6.   Exhibits and Reports on Form 8-K

           (a)The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

           (10) Secured Promissory Note between the Registrant and
                Aid Association for Lutherans dated March 15, 1996.
                (11)Computation of earnings per share for the three and six month periods ended April 28, 1996 and
                                                   April 30, 1995.
                (15) Letter of Deloitte & Touche LLP regarding unaudited
                                    interim financial information.
                (27) Financial Data Schedule for the three months ended April 28, 1996.

       (b) Reports on Form 8-K filed for the three months ended April 28, 1996.
           None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              OPTICAL COATING LABORATORY, INC.
                                               (Registrant)


     June 14, 1996
     Date                             /s/  John M. Markovich
                                   Vice President, Finance and
                                     Chief Financial Officer
                                  (Principal Financial Officer)