Form 10-Q
period 1996-07-28
OPTICAL COATING LABORATORY INC
filed 1996-09-11
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q
(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JULY 28, 1996

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

                Outstanding at August 30, 1996:  9,729,629 shares



The Exhibit listing appears on Page 16.





                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                             July 28,     October 31,
     ASSETS                                   1996           1995
                                                  (Unaudited)
     Current Assets:
      Cash and short-term investments     $   10,147        $ 6,602
      Accounts receivable, net of
       allowance for doubtful accounts
       of $1,462 and $1,229                   32,802         29,565
      Inventories                             18,859         15,886
      Income taxes receivable                  1,563
      Current deferred income tax assets       5,153          6,665
      Other current assets                     2,773          2,476
        Total Current Assets                  71,297         61,194
     Deferred income tax assets                3,350          4,597
     Other assets and investments             12,304         12,432
     Property, Plant and Equipment:
       Land and improvements                   9,941          8,651
       Buildings and improvements             38,129         31,461
     Machinery and equipment                 108,940        101,586
     Construction-in-progress                 12,289         23,717
                                             169,299        165,415
     Less accumulated depreciation           (81,987)       (73,804)
        Property, Plant and Equipment - Net   87,312         91,611
          Total Assets                      $174,263       $169,834

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
      Accounts payable                        $9,511        $10,324
      Accrued expenses                         9,185          9,515
      Accrued compensation expenses            7,047          6,559
      Current maturities on long-term debt     3,452          3,344
      Notes payable                            2,657          3,339
      Deferred revenue                         1,324             98
        Total Current Liabilities             33,176         33,179
     Postretirement health benefits
      and pension liabilities                  2,195          2,150
     Deferred income tax liabilities           1,270          2,239
     Long-term debt                           48,500         47,267
     Minority interest                        10,718         11,105
     Convertible redeemable preferred stock   11,309         11,357
     Common Stockholders' Equity:
      Common stock, $.01 par value;
      authorized 30,000,000 shares;
      issued and outstanding 9,728,000
      and 9,489,000 shares                        97            95
       Paid-in capital                        46,923        44,461
       Retained earnings                      20,872        17,901
      Cumulative foreign currency
       translation adjustment                   (797)           80
        Common Stockholders' Equity           67,095        62,537
     Total Liabilities and
       Stockholders' Equity                 $174,263      $169,834

     The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   For the three and nine month periods ended July 28, 1996 and July 31, 1995
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)

                                Three Months Ended    Nine Months Ended
                                July 28,   July 31,   July 28,  July 31,
                                  1996      1995       1996      1995

Revenue                          $48,772   $47,289   $141,134 $124,769
 Cost of sales                    33,353    29,536     93,500   76,811
   Gross profit                   15,419    17,753     47,634   47,958

Operating Expenses:
 Research and development          2,934     2,546      7,944    5,565
 Selling and administrative        8,109     9,707     27,310   28,341
 Amortization of intangibles         284       213        849      688
  Total operating expenses        11,327    12,466     36,103   34,594

   Income from operations          4,092     5,287     11,531   13,364

Other Income (Expense):
 Interest income                      52      127         191      549
 Interest expense                   (829)    (974)     (2,552)  (2,885)
   Income before provision for
     income taxes and
     minority interest             3,315    4,440       9,170   11,028

Provision for income taxes         1,117    1,866       3,576    4,632
Minority interest                    165      443         750      443
   Net income                      2,033    2,131       4,844    5,953

Dividend on convertible redeemable
 preferred stock                     240      222         720      222

   Net Income Applicable
     to Common Stock              $1,793   $1,909      $4,124   $5,731

Net Income Per Common and Common
 Equivalent Share                $   .17   $  .20      $  .40   $  .61

Weighted Average Number of
 Common Shares Used to Compute
 Net Income Per Share             10,550    9,557      10,279    9,321


The accompanying notes are an integral part of these financial statements.



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the nine month period ended July 28, 1996
                             (Amounts in thousands)
                                   (Unaudited)

                                                                FOREIGN
                                COMMON STOCK  PAID-IN RETAINED  CURRENCY
                               SHARES  AMOUNT CAPITAL EARNINGS  TRANSLATION

BALANCE AT NOVEMBER 1, 1995     9,489    $95  $44,461 $17,901       $80

Shares issued to Employee Stock
 Ownership Plan                    40             438
Exercise of stock options,
  including tax benefit and
  shares issued to directors      199      2    2,024
Foreign currency translation
  adjustment                                                       (877)
Net income                                               4,844
Dividend on preferred stock                               (720)
Dividend on common stock                                (1,153)

BALANCE AT JULY 28, 1996         9,728   $97  $46,923  $20,872    $(797)








The accompanying notes are an integral part of these financial statements.




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the three and nine month periods ended July 28, 1996 and July 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)
                                  Three Months Ended  Nine Months Ended
                                  July 28,  July 31,  July 28, July 31,
                                   1996      1995      1996     1995
Cash Flows From
  Operating Activities:
 Cash received from customers    $47,238   $46,529   $136,806 $119,028
 Interest received                    32       123        139      617
 Cash paid to suppliers
   and employees                 (46,339)  (34,907)  (123,319)(100,983)
 Cash paid to ESOP+                                               (406)
 Interest paid                    (1,514)   (1,294)    (3,642)  (3,397)
 Income taxes paid,
   net of refunds                  3,606      (631)    (1,383)  (4,518)
  Net Cash Provided By
   Operating Activities            3,023     9,820      8,601   10,341

Cash Flows From Investing Activities:
 Purchase of plant and equipment  (7,163)   (9,321)   (23,957) (20,459)
   Proceeds from sale-leaseback
     of new equipment             12,304               18,980
   Equity and debt acquired of
    Flex Products, Inc., net
    of cash acquired                       (15,185)            (15,185)
   Cash portion of payment
    for purchase of Netra,
    net of cash acquired                                        (1,477)

  Net Cash Provided By
    (Used For)Investing
    Activities                     5,141   (24,506)    (4,977) (37,121)

Cash Flows From Financing Activities:
 Net proceeds from issuance
 of preferred stock                         11,362              11,362
 Proceeds from long-term debt                          5,957
 Proceeds from debt borrowings              19,542              19,542
 Proceeds from notes payable        269          6       423       194
 Proceeds from exercise of
   stock options                  1,032        263     1,485       635
 Repayment of long-term debt     (1,002)    (8,752)   (3,902)  (10,644)
 Repayment of notes payable                    (80)     (924)     (387)
 Repayment of note to
   minority stockholder          (2,090)              (1,137)
 Payment of dividend on
   preferred stock                 (240)      (222)     (720)     (222)
 Payment of dividend on
   common stock                    (582)      (544)   (1,153)   (1,083)

  Net Cash (Used For) Provided By
   Financing Activities          (2,613)    21,575       29     19,397

Effect of exchange rate
  changes on cash                    97         56     (108)       132

Net increase (decrease) in
 cash and short-term investments  5,648      6,945    3,545    ( 7,251)

Cash and short-term investments
 at beginning of period           4,499      5,467    6,602     19,663

Cash and short-term investments
 at end of period               $10,147    $12,412  $10,147    $12,412


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
   For the three and nine month periods ended July 28, 1996 and July 31, 1995
                             (Amounts in thousands)
                                   (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                    July 28,  July 31,   July 28, July 31,
                                       1996      1995      1996     1995
Reconciliation Of Net Income To Cash
 Flows From Operating Activities:

Net income                             $2,033    $2,131    $4,844   $5,953

Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization         3,544     2,955    10,040    6,925
  Minority interest in earnings
   of Flex Products, Inc.                 165       443       750      443
  Net book value of coating machine
   sold                                   880                 880
  Loss on disposal or abandonment of
   equipment                              334        82       389      180
  Accrued postretirement health benefits   10        19        65       56
  Deferred income tax liabilities      (1,076)       17      (967)     527
  Other non-cash adjustments
    to net income                        (292)      446      (512)     267
  Change in:
   Accounts receivable                 (1,000)      308    (3,748)  (4,375)
   Inventories                           (458)      294    (3,217)  (1,492)
   Income tax receivable                  147                 (31)
   Deferred income tax assets           2,334       243     2,742     (456)
   Other current assets and
     other assets and investments      (1,551)     (360)   (1,610)  (2,120)
   Accounts payable, accrued expenses
     and accrued compensation expenses (1,201)    2,726      (626)   4,766
   Deferred revenue                       289      (449)      484     (490)
   Income taxes payable                (1,135)      965      (882)     157
     Total adjustments                    990     7,689     3,757    4,388

  Net Cash Provided By
   Operating Activities                $3,023    $9,820    $8,601  $10,341




The accompanying notes are an integral part of these financial statements.



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   For the three and nine month periods ended July 28, 1996 and July 31, 1995
                                   (Unaudited)
1.   GENERAL

     Optical Coating Laboratory, Inc. ("OCLI") designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect, such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components worldwide to OEMs of optical and electro-optical systems. OCLI sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers. Flex Products, Inc. (Flex Products), a 60% owned subsidiary of OCLI, designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. In addition to supplying a critical pigment for use in anti-counterfeiting applications, Flex Products manufactures energy-conserving window film for residential, commercial and automotive applications, as well as photoreceptor components for copiers and ChromaFlair pigments for commercial paints.

     The Condensed Consolidated Balance Sheet as of July 28, 1996, the Condensed Consolidated Statements of Income for the three and nine month periods ended July 28, 1996 and July 31, 1995, the Condensed Consolidated Statement of Common Stockholders' Equity for the nine month period ended July 28, 1996 and the Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended July 28, 1996 and July 31, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary to present fairly the financial position, results of operations and cash flows at July 28, 1996 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for fiscal 1995.

     The results of operations for the period ended July 28, 1996 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES
     Inventories consisted of the following:

                                         July 28, October 31,
                                            1996       1995
                                         (Amounts in thousands)

     Raw materials and supplies           $ 8,370      $7,330
     Work-in-process and finished goods    10,489       8,556
                                          $18,859     $15,886
3.   ACCRUED EXPENSES
     Accrued expenses consisted of the following:

                                         July 28, October 31,
                                            1996       1995
                                        (Amounts in thousands)

     Workers' compensation reserve        $   495      $ 937
     Ground water remediation reserve       1,182      1,187
     Other accrued liabilities              7,508      7,391
                                          $ 9,185     $9,515

4.   LONG-TERM DEBT

Long-term debt consisted of:             July 28,  October 31,
                                            1996       1995
                                        (Amounts in thousands)

Unsecured senior notes. Interest at 8.71%
  payable semiannually. Principal payable in
  annual installments of $3.6 million from
  1998 through 2002.                               $18,000    $18,000

Unsecured bank term loan. Variable interest rates averaging 6.5% at July 28, 1996, payable quarterly. Principal payable semiannually as follows:

  Payment Dates             Amounts
  October 1996 and April 1997  $1,000,000
  Each October and April
   thereafter                   2,000,000          14,000      14,500

Mortgage payable.  Interest at 8%.
  Collateralized by a 72,000 sq. ft. newly
  constructed building and related land area.
  Principal and interest payable
  over 15 years at $25,000 per month.              2,546

Mortgage payable. Interest at 7.5%.
  Collateralized by a 72,000 sq. ft. newly
  constructed building and related land area
  leased to Flex Products, Inc. Principal
  and interest payable over 15 years at
  $28,000 per month.                               2,971

Unsecured borrowings under  revolving
  bank line of credit.  Repaid during first
  quarter of fiscal 1996.                                       2,000

Land improvement assessment. Interest
  at an average rate of 6.75%.  Principal and
  interest payable in semiannual installments
  of $77,000 through 1998.                           276         401

Scottish Development Agency (SDA) building loan,
  with a conditional interest moratorium
  through January 31, 1998 with interest at 9.5%
  thereafter. Semiannual principal payments of
  approximately $100,000 are payable through
  January 1998 with subsequent payments of $331,000,
  comprising principal and interest, through 2006.
  Collateralized by the land and building of the
  Company's Scottish subsidiary.                    3,866      4,026

Notes payable to private parties in
  connection with the purchase of MMG.
  Principal and interest at 8% payable
  over ten years in quarterly installments
  of approximately $420,000 through 2003.           6,533      7,721


Bank loans of MMG with interest rates ranging from
  4.5% to 8.0%. Payable in semiannual and annual
  installments through 2005. Partly collateralized by
  mortgages on MMG land and buildings
  and liens on equipment.                          3,011      3,050

Present value of obligations under capital
  leases at an assumed interest rate of
  8.0%  payable in monthly installments
  through 2004.                                     749         913
                                                 51,952      50,611
Less current maturities                          (3,452)     (3,344)
                                                $48,500     $47,267


     The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $3.3 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $775,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $470,000 at market interest rates and has outstanding letters of credit of approximately $320,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1996 or 1995.

     The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $2.7 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

     During the first nine months of 1996, the Company entered into three operating lease arrangements for a newly acquired continuous coating machine and related equipment and for two newly acquired coating machines to be used in the manufacturing operations of Flex Products, Inc. The lease terms are six years, with monthly payments totalling approximately $290,000 and incorporate buyout provisions at the end of the lease term.

     The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

5.   STOCK OPTIONS

     During the nine months ended July 28, 1996, options to purchase 546,450 shares of the Company's common stock were granted under the Company's incentive compensation and employee stock option plans at prices equal to 100% of the market price on the date of grant. At July 28, 1996, 1,873,250 shares are subject to outstanding options at prices ranging from approximately $6.13 to $17.38 per share, of which 1,046,359 option shares are exercisable. At the Annual Meeting held on March 29, 1996, the Stockholders approved the 1996 Incentive Compensation Plan which authorizes the Company to grant options to purchase the Company's common stock up to 950,000 shares. At July 28, 1996, options to purchase 718,263 shares of common stock are available for future grants under all of the Company's authorized plans.



6.   LEGAL PROCEEDING

     During the quarter, SICPA Holding S.A. (SICPA), the 40% joint owner of Flex Products, Inc. (Flex Products), filed suit in Delaware Chancery Court seeking injunctive and other relief against the Registrant, Flex Products and certain of Flex Products' directors. In the suit, SICPA alleges that Flex Products cannot proceed with an initial public offering of its common stock without the consent of SICPA and that SICPA has the right to purchase the Registrant's 60% ownership of Flex Products pursuant to a call option beginning after May 8, 1998.

7.   SUBSEQUENT EVENT

     The Company has entered into an Agreement and Plan of Merger with Optical Corporation of America, "OCA" in which the Company will acquire 100% of the outstanding shares and common stock equivalents of OCA in exchange for approximately 1.9 million shares of OCLI common stock. The merger is expected to close in the fourth quarter of 1996 and is anticpated to be accounted for as a "pooling of interests" which will require the Company to restate its consolidated financial statements for each period presented as if the merger had taken place prior to the beginning of the period or prior to the balance sheet date. For its fiscal year ended June 30, 1996, OCA had unaudited revenues of $29.6 million and unaudited net income of $416,000.

     OCA is a privately held corporation which designs and manufactures optical and electro-optical components and subsystems, including devices for expanding the capacity of new and existing long distance fiber optic telecommunications networks.


                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     REVENUE. Revenue for the third quarter of fiscal 1996 was $48.8 million, an increase of $1.5 million, or 3%, over revenue of $47.3 million in the third quarter of fiscal 1995. Revenue for the first nine months of fiscal 1996 was $141.1 million, an increase of $16.3 million, or 13%, over revenue of $124.8 million for the first nine months of fiscal 1995. Revenue for the third quarter of 1996 increased due to higher shipments of products used in projection imaging and telecommunications applications and due to licensing and sales revenue from the sale of a coating machine, partially offset by decreased shipments of products used in office automation and
computer display applications.   Revenue for the first nine months of
fiscal 1996 increased primarily due to the consolidation of Flex Products, Inc. (Flex Products). The Company increased its ownership in Flex Products from 40% to a controlling 60% in May of 1995, resulting in the consolidation of Flex Products' financial results into the Company's financial statements beginning in the third quarter of fiscal 1995.

     GROSS PROFIT. Gross profit for the third quarter of fiscal 1996 was $15.4 million, or 31.6% of revenue, compared to $17.8 million, or 37.5% of revenue, for the third quarter of fiscal 1995. Gross profit for the first nine months of fiscal 1996 was $47.6 million, or 33.8% of revenue, compared to $48.0 million, or 38.4% of revenue, for the first nine months of fiscal 1995. The gross profit decrease in the fiscal 1996 third quarter was due to lower shipments of computer display and office automation products and startup costs associated with new manufacturing facilities, partially offset by the gross profit associated with the sale of a coating machine. Gross profit for the fiscal 1996 nine month period was approximately even with the comparative period of fiscal 1995 and reflects gross profit increases resulting from the consolidation of Flex Products and the sale of a coating machine offset by lower gross profit in computer display and office automation markets along with start up costs associated with new manufacturing facilities. Gross profit margin declines in the current year three and nine month periods were due primarily to decreased shipments of higher margin products used in computer display applications and start up costs associated with the new manufacturing facilities, partially offset by the higher gross margins associated with the sale of a coating machine.

     RESEARCH AND DEVELOPMENT. Research and development expenditures in the third quarter of fiscal 1996 were $2.9 million, or 6.0% of revenue, compared to $2.5 million, or 5.4% of revenue, for the third quarter of fiscal 1995. Research and development expenditures for the first nine months of fiscal 1996 were $7.9 million, or 5.6% of revenue, compared to $5.6 million, or 4.5% of revenue, for the first nine months of fiscal 1995. The fiscal 1996 third quarter expenditures were fairly even with the comparative period of fiscal 1995. The nine month year to year increase in research and development expenditures was due to the consolidation of Flex Products and to the realignment of engineering resources from manufacturing to new product development programs.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the third quarter of fiscal 1996 were $8.1 million, or 16.6% of revenue, compared to $9.7 million, or 20.5% of revenue, for the third quarter of fiscal 1995. Selling and administrative expenses for the first nine months of fiscal 1996 were $27.3 million, or 19.4% of revenue, compared to $28.3 million, or 22.7% of revenue, for the first nine months of fiscal 1995. The decreases in the fiscal 1996 three and nine month period selling and administrative expenses were primarily due to reductions in the year-to-year selling and administrative expenses of the Company's Glare/Guard computer display aftermarket business in Europe.



     INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $4.1 million for the third quarter of fiscal 1996 compared to $5.3 million for the third quarter of fiscal 1995, a decrease of $1.2 million or 23%. The Company's income from operations totaled $11.5 million for the first nine months of fiscal 1996 compared to $13.4 million for the first nine months of fiscal 1995, a decrease of $1.8 million or 14%.

     INTEREST INCOME AND EXPENSE. Interest income for the third quarter of fiscal 1996 decreased $75,000, or 59%, compared to the third quarter of fiscal 1995. Interest income for the first nine months of fiscal 1996 decreased $358,000, or 65%, compared to the first nine months of fiscal 1995. The decrease in interest income reflects the lower average cash balances available for investment in the current periods compared to the year ago periods. Interest expense, net of capitalized interest, for the third quarter of fiscal 1996 decreased $145,000, or 15%, compared to the third quarter of fiscal 1995. Interest expense, net of capitalized interest, for the first nine months of fiscal 1996 decreased $333,000, or 12%, compared to the first nine months of fiscal 1995. Most of the decrease in interest expense resulted from the refinancing of the Company's debt obligations during the third quarter of fiscal 1995 at more favorable interest rates and decreased market interest rates on its variable rate loans.

     INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 34% for the third quarter and 39% for the first nine months of fiscal 1996. The decrease from the 42% rate in the comparable periods of fiscal 1995 is due to the recognition of new tax credit provisions under the tax law and the utilization of net operating loss carryforwards for foreign operations for which tax benefits had not been provided in prior years. Minority interest was $165,000 for the third quarter and $750,000 for the first nine months of fiscal 1996 compared to $443,000 for the comparable periods of fiscal 1995. The fiscal 1995 third quarter and nine month period minority interest amount was the same because the Company's ownership increase in Flex Products took place in the third quarter of fiscal 1995. Minority interest represents the 40% share of Flex Products' net income accruing to the minority shareholder.

     DIVIDEND ON CONVERTIBLE REDEEMABLE PREFERRED STOCK. During the third quarter and first nine months of fiscal 1996, the Company paid or accrued $240,000 and $720,000 of dividends on its convertible redeemable preferred stock, while fiscal 1995 third quarter and first nine months convertible redeemable preferred stock dividends were $222,000. The preferred stock was issued during the third quarter of fiscal 1995 in connection with the increase in the Company's ownership of Flex Products.

     NET INCOME. The Company had net income applicable to common stock of $1.8 million, or $.17 per share, for the third quarter of fiscal 1996 compared to $1.9 million, or $.20 per share, for the third quarter of fiscal 1995. The Company had net income applicable to common stock of $4.1 million, or $.40 per share, for the first nine months of fiscal 1996 compared to $5.7 million, or $.61 per share, for the first nine months of fiscal 1995.

FINANCIAL CONDITION

     During the third quarter and first nine months of fiscal 1996, the Company generated $3.0 million and $8.6 million of cash, respectively, from its operating activities. Net income, depreciation and amortization generated $5.6 million and $14.9 million, respectively, in gross cash flow, while increases in working capital and other operating activities required $2.6 million and $6.3 million for the fiscal 1996 third quarter and first nine months respectively.

     The Company's investing activities for the fiscal 1996 third quarter generated $5.1 million while investing activities in the first nine months of fiscal 1996 required $5.0 million in cash. Approximately $7.2 million and $24.0 million was invested in plant and equipment in the fiscal 1996 third quarter and first nine months respectively, while $12.3 million and $19.0 million was generated by two equipment sale-leaseback transactions structured to finance new manufacturing equipment.

     During the first nine months of fiscal 1996, the Company entered into two mortgage loan agreements totalling $5.6 million, collateralized by two newly constructed 72,000 square foot manufacturing facilities located on the Company's Santa Rosa, California campus. Separately, approximately $1.0 million and $3.9 million of long-term debt and $2.0 million and $1.1 million of a note to the minority stockholder of Flex Products was repaid during the third quarter and first nine months of fiscal 1996 respectively.

     As a result of these operating, investing and financing activities, the Company's cash and short-term investment position increased by $5.6 million in the fiscal 1996 third quarter and by $3.5 million during the first nine months of fiscal 1996.

     The Company has entered into an Agreement and Plan of Merger with Optical Corporation of America ("OCA") wherein the Company will acquire 100% of the outstanding common shares and common share equivalents of OCA in exchange for approximately 1.9 million shares of OCLI common stock. The merger is expected to close in the fourth quarter of 1996 and is anticipated to be accounted for as a "pooling of interests". For its fiscal year ended June 30, 1996, OCA had unaudited revenues of $29.6 million and unaudited net income of $416,000.

     OCA is a privately held corporation which designs and manufactures optical and electro-optical components and subsystems, including devices for expanding the capacity of new and existing long distance fiber optic telecommunications networks. The merger provides an opportunity for both companies to leverage their technologies across OCLI's worldwide manufacturing and distribution channels, provides OCLI with new capabilities in the design and manufacture of high precision optical assemblies and, using the leadership position established by OCA, provides a vehicle for early entry into the rapidly growing market for optical devices used in fiber optic telecommunications.
     .
     At the end of the third quarter of 1996, the Company had financial obligations of approximately $1.1 million relating to the expansion of Flex Products' manufacturing capacity. Other than the commitment for the OCA merger, the Company has no other major outstanding financial commitments.

     Management believes that the cash on hand at July 28, 1996, cash anticipated to be generated from future operations and the funds available from revolving credit agreements will be sufficient for the Company to meet near-term working capital needs, capital expenditures, debt service requirements, payment of dividends as declared and any obligations arising from the merger with OCA.



                         INDEPENDENT ACCOUNTANTS' REVIEW


     The July 28, 1996 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

     The report of Deloitte & Touche LLP commenting on their review follows.




INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors
  and Stockholders of
  Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 28, 1996, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 28, 1996 and July 31, 1995 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended July 28, 1996. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted 10% of consolidated total assets at July 28, 1996 and whose total revenues constituted 14% and 15% of consolidated total revenues for the three-month and nine-month periods ended July 28, 1996, and 17% and 7% of consolidated total revenues for the respective three-month and nine-month periods ended July 31, 1995.

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

/s/DELOITTE & TOUCHE LLP

Deloitte & Touche LLP
San Francisco, California
August 14, 1996

(September 11, 1996 as to Note 7)



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            Page(s)

       During the quarter, SICPA Holding S.A. (SICPA), the 40% joint owner of Flex Products, Inc. (Flex Products), filed suit in Delaware Chancery Court seeking injunctive and other relief against the Registrant, Flex Products and certain of Flex Products' directors. In the suit, SICPA alleges that Flex Products cannot proceed with an initial public offering of its common stock without the consent of SICPA and that SICPA has the right to purchase the Registrant's 60% ownership of Flex Products pursuant to a call option beginning after May 8, 1998.

Item 2.   Changes in Securities
          None

Item 3.   Defaults on Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K

           (a)The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

                (11) Computation of earnings per share for
                     the three and nine month periods ended
                     July 28, 1996 and July 31, 1995.                  18
                (15) Letter of Deloitte & Touche LLP
                     regarding unaudited interim financial
                     information.                                      19
                (27) Financial Data Schedule for the
                     three months ended July 28, 1996.                 20

           (b)  Reports on Form 8-K filed for the three months ended July
           28, 1996.
           None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              OPTICAL COATING LABORATORY, INC.
                                               (Registrant)


September 11, 1996                         /s/JOHN M. MARKOVICH
      Date                                   John M. Markovich
                                        Vice President,  Finance and
                                           Chief Financial Officer
                                         (Principal Financial Officer)