Form 10-K
period 1996-10-31
OPTICAL COATING LABORATORY INC
filed 1997-01-29
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended OCTOBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ___________ to ___________


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

Registrant's telephone number, including area code: (707) 545-6440

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1996, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $86.7 million.

At December 31, 1996, there were 9,787,330 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held March 18, 1997 are incorporated by reference into Part III of this Form 10-K.

The Exhibit index appears on Pages 42-45.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

PART I

Item 1.     Business                                              3
Item 2.     Properties                                           10
Item 3.     Legal Proceedings                                    11
Item 4.     Submission of Matters to a Vote of Security Holders  11

PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                          14
Item 6.     Selected Financial Data                              14
Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        15
Item 8.     Consolidated Financial Statements and
            Supplemental Financial Information                   21
Item 9.     Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure               42

PART III

Item 10.    Directors and Executive Officers of the Registrant   42
Item 11.    Executive Compensation                               42
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management                                42
Item 13.    Certain Relationships and Related Transactions       42

PART IV

Item 14.    Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                  42

THE INFORMATION CONTAINED IN THIS REPORT INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS ARE IDENTIFIED BELOW AND IN PART II, ITEM 7 OF THIS REPORT. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

                                     PART I
ITEM 1.   BUSINESS

GENERAL

Optical Coating Laboratory, Inc. and its consolidated subsidiaries (the "Company" or "OCLI") is the world's largest independent manufacturer of optical thin film coated components. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers (OEMs) of optical and electro-optical systems, such as personal computers, photocopiers, LCD desktop projectors, point-of-sale scanners, medical instruments and satellites. OCLI sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers.

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

The Company also operates a fully integrated coating facility with additional optical fabrication capability at its wholly-owned subsidiary in Hillend, Scotland. From this platform, OCLI markets a broad array of coated products with applications in commercial, scientific and military markets. OCLI's Hillend facility also performs research and development under scientific and U.K. Ministry of Defense sponsorships.

Through its Netra operation, the Company manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Precision molded plastic optics allow for the production of aspheric surfaces and have significant cost advantages over similar products made with glass. Plastic optics also improve impact resistance and offer a substantial weight advantage over glass components.

Flex Products, Inc. ("Flex Products" or "Flex"), of which the Company holds a controlling 60% interest, is a manufacturer of thin film coatings on plastic film produced by a proprietary vacuum deposition technology on large-scale, high-speed roll coating equipment, which was developed by OCLI in the 1980's. Flex's principal product, optically variable pigment (OVP), was also invented by the Company and is used primarily in currency printing as a security and anti-counterfeiting measure. SICPA Holding S.A., a Swiss company that is OCLI's 40% partner in Flex Products, is the largest manufacturer of printing inks in the world and is currently Flex Products' largest customer. Flex Products also manufactures and sells energy efficient window film used for residential, commercial and automotive energy conservation; printing plates used in offset color printing; photoreceptor ground planes used in copiers; and pigment used in automotive paint.

MARKETS AND PRODUCTS

DISPLAY-OEM AND AFTERMARKET. The Company is a leading supplier of anti-reflection coatings to original equipment manufacturers (OEMs) for use on computer terminals and other cathode ray tube (CRT) displays, flat panel displays, liquid crystal displays (LCDs) and touch panel displays (among other applications) to improve the readability of the information displayed by reducing glare from reflected light while optimizing the transmission of light from the display. The coatings are produced in several configurations to meet varied customer requirements, including as laminates with conductive qualities to reduce electromagnetic and electrostatic discharge. The Company also produces ergonomic enhancement products which are sold in the computer end-user market under its Glare/Guard brand and on a private label basis. The filters provide viewing comfort and health and safety protection for computer users by improving the visibility of the information displayed on computer display monitors. Several models are also capable of minimizing electrical and magnetic field radiation and static charge buildup of display devices.

PROJECTION DISPLAY. The Company manufactures a variety of components used in projection display products, such as front surface mirrors used in large screen projection televisions and dichroic color filters used in LCD and digital light processing projector systems.

OFFICE AUTOMATION. The Company manufactures a complete line of high quality products for office automation OEMs, including front surface mirrors for photocopiers, document scanners, overhead projectors, facsimile machines and laser beam printers; platen glass and photoreceptors for photocopiers; hot and cold mirrors used in micrographic readers and overhead projectors; color separation filters for desktop document scanners; and precision molded plastic components used in inkjet printers.

SECURITY PRODUCTS. Through Flex Products, OCLI manufactures and markets optically variable pigment used in currency printing as an anti-counterfeiting measure. Flex Products' largest customer for OVP, and OCLI's partner in Flex Products' ownership, is SICPA Holding S.A., one of the leading manufacturers of printing inks in the world. Currently, over 40 countries have adopted the use of ink made with optically variable pigment in the printing of currencies and other valued documents, including Albania, Argentina, Belgium, Bermuda, Czech Republic, France, Germany, Italy, Kazakhstan, Kenya, Lebanon, Luxembourg, Morocco, Nigeria, Philippines, Poland, Singapore, Slovak Republic, Slovenia, Switzerland, Thailand, Tunisia, Turkey, United Arab Emirates, United States and Zaire.

INSTRUMENTATION. The Company manufactures a wide array of filters, reflectors and optical components for use in medical, biochemical, scientific and analytical instruments, manufacturing process control instruments, barcode scanners, point-of-sale scanners, focus devices in cameras and slide projectors, instruments used to monitor blood glucose levels and instruments used to measure color in paint pigment.

SPECIALTY MARKETS. The Company manufactures products for a variety of specialty applications including dichroic filters for specialty stage lighting; energy control window film for architectural applications; optically variable pigment used in automotive paint; precision molded plastic optics for sunglasses and anti-reflection linear polarizers for viewcams.

DEFENSE AND AEROSPACE. The Company designs and manufactures many sophisticated, high precision coated products and optical components to meet the specific performance requirements of advanced scientific, space and defense systems. Examples include coated infrared optics for use in all-weather missile guidance systems, reconnaissance systems and satellites; coatings to protect photovoltaic solar cells on satellites from overheating and from harmful ultraviolet energy and micro meteorite damage; coated thermal control mirrors to regulate spacecraft temperature in areas of sensitive instrumentation; and coated laser optics for use in defense applications, the development of alternative energy sources and commercial high energy laser instrumentation.

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

Flex Products' major research and development effort has been toward the development and integration of state-of-the-art coating processes for use in new coating machines which the subsidiary installed during fiscal 1996.

Company funded research and development expenditures totaled $11.7 million, $8.4 million and $5.2 million, or 6.2%, 5.0% and 4.0% of revenues, during fiscal years 1996, 1995 and 1994. In addition to the research and development funded by the Company, many of the Company's customer contracts involve state-of-the-art coating applications requiring substantial amounts of development in support of specific customer applications.

PATENTS AND LICENSES

The Company believes its proprietary technology, its trade secrets and its patents to be of considerable value to its business. The Company believes that its patents demonstrate and support its technological leadership position, safeguard its competitive position and support existing and potential sales volume.

The Company has 47 patents and 51 patent applications in the United States which cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the Company's various patents range from 1997 to 2012. Flex Products currently has 35 patents and 13 new patent applications pending that are separate from the Company's patents. Expiration dates for Flex Products' patents range from 1997 to 2013. Flex Products also has patents and patent applications pending in various foreign countries covering the same technology.

In 1988, at the formation of Flex Products as a joint venture, the Company and Flex Products entered into a License Agreement under which certain of the Company's patents relating to roll coating technology were assigned to Flex Products and Flex Products agreed to make royalty payments to the Company for the use of these patents. The License Agreement provides for royalties of 4% of Flex Products' revenues. The royalty payments are to continue for several years until a total of $13.7 million is paid. At fiscal year end 1996, $6.6 million remained to be paid. Also, under the License Agreement, the Company and Flex Products each hold royalty-free licenses to use certain of the others' underlying technologies that are applicable to their respective markets. In addition, the Company and Flex Products hold royalty-free shared use licenses for technologies applicable to both markets.

TECHNOLOGY LICENSING

The Company selectively licenses its coating technology to other companies, primarily for integrated, mass production applications that the Company would not otherwise be able to provide as a manufacturer in the ordinary course of its business. During the past five years, these licenses, together with sales of equipment built for licensees in support of the licenses, have generated revenues to the Company totaling approximately $10 million.

MARKETING

The Company's products are sold by its sales organizations, headquartered in Santa Rosa, California and Reinheim, Germany, who communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. The Company has regional sales offices in several major cities throughout the United States and in Germany, France, Italy, Spain and the United Kingdom. In Japan and other Asian countries, the Company uses independent distributors and sales representatives, supported by Company sales staff members, for product marketing and sales.

With the exception of its Glare/Guard(R) product line, the Company markets most of its standard, high volume coated products and fabricated glass components to OEMs. Its customized, technically sophisticated products are also marketed to OEMs in addition to defense and aerospace contractors. The Company exports some of its products to major distributors who perform product conversion and other value-added process steps before resale. The Company's Glare/Guard(R) product line is marketed through distributors and dealers directly to end users.

Flex Products sells into several significant markets with a small, technically oriented sales organization supported by operations and engineering personal in a sales team approach.

The Company's ten largest customers accounted for 36% of its sales in 1996. The Company's largest customer in 1996, who is also the Company's 40% partner in the ownership of Flex Products, accounted for approximately 13% of total sales for fiscal 1996 and 12% of total sales for the six months of consolidation of Flex Products in fiscal 1995. The Company's second largest customer in 1996 and largest customer in 1995 accounted for 5%, 8% and 7% of its sales in fiscal years 1996, 1995, and 1994. Because relatively few customers account for a substantial portion of the Company's sales, the loss of their business could have a material adverse effect on the Company's operating results. However, the Company believes that it has the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products.

Foreign sales, primarily in Europe and Asia, including foreign sales of Flex Products for fiscal 1996 and six months of 1995, represented 48%, 47% and 45% of revenues for fiscal years 1996, 1995 and 1994. Sales by the Company's wholly-owned subsidiary in Scotland represented 5%, 10% and 16% of revenues for fiscal years 1996, 1995 and 1994. Sales by the Company's wholly-owned subsidiary in Germany represented 13%, 13% and 15% of revenues for fiscal years 1996, 1995 and 1994. Sales by these subsidiaries are primarily to customers in European countries.

Export sales by U.S. operations to Asian countries represented 13%, 13% and 11% and to European countries 14%, 9% and 3% of revenues for fiscal years 1996, 1995 and 1994. Export sales can be affected by adverse currency alignments. Since the Company also manufactures in two European countries to serve local markets, the Company believes its exposure to fluctuations in foreign currencies is reduced. In addition, a major portion of export sales are to long-standing customers of the Company who have participated in the development of product specifications and standards for their use and who are, therefore, not relying on competitive pricing alone in their decision to buy from the Company. Accordingly, the Company believes its export sales portfolio to be well-balanced and with limited risk of substantial overall loss.

Sales of products to the federal government, primarily under subcontracts, accounted for 9%, 10% and 11% of revenues for the fiscal years 1996, 1995 and 1994. The Company's cost-plus-fixed fee (CPFF) government contracts for fiscal years 1996 and 1995 are subject to pending governmental audit review. The audits entail, primarily, a review of costs and expenses charged to government contracts with the focus on potential adjustments to the allocation of general and administrative expenses. General and administrative expense allocations to CPFF contracts were $796,000 for 1996 and $1.8 million for 1995. The Company does not expect pending governmental audits to result in adjustments that will have a material impact on future operating results.

RAW MATERIALS AND SUPPLIERS

The primary raw materials used by the Company in its coating operations are various forms of glass, germanium, fused silica and several types of plastic and inorganic coating materials, such as magnesium fluoride, silicon dioxide, aluminum or germanium. The Company has more than one supplier for each of its raw materials and maintains adequate inventories and close working relationships with its suppliers to assure a continuous and adequate supply for production. The Company purchases special grade flat glass under long-term allocation arrangements from one major U.S. glass supplier and cannot routinely increase its supply of such special grade flat glass. The Company has not experienced any significant interruptions in production due to a shortage of raw material. Substrate materials are purchased by the Company or supplied by customers, while coating materials and their composition are generally supplied by the Company, as they are often considered a proprietary element of the manufacturing process.

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

Flex Products uses significant quantities of plastic film and inorganic coating materials in the manufacture of its products. There is more than one supplier for both materials, and Flex Products has not experienced production interruptions due to a shortage of raw materials.

SEASONALITY

The Company's business is not seasonal in any material sense. However, the Company customarily shuts down a major portion of its operations between Christmas and New Year's Day. As a result, during the last five fiscal years, normally scheduled work days for the first fiscal quarter have averaged 56 compared to an average of 64 for the other three fiscal quarters. Nonetheless, the Company generally has sufficient manufacturing capacity and the ability to schedule additional production shifts to meet its customers' shipment requirements in any period of the year. The Company believes that its revenues and costs are consistently matched in each fiscal quarter since labor costs during the holiday shutdown period are generally charged to holiday and vacation labor expense categories which are accounted for on a pro rata basis over the fiscal year.

The Company's European subsidiaries customarily shut down their operations for a two week summer vacation. The summer shutdown has historically reduced the Company's fiscal fourth quarter sales in Europe as compared to sales in the other three fiscal quarters. In 1996 and prior years, the decline in sales during the summer in Europe has not been significant to the consolidated operations of the Company. However, such seasonality could become significant in future periods depending upon the overall significance of European sales to total Company sales.

BACKLOG

The Company's backlog of orders at the end of each of the last three fiscal years ended October 31, 1996, 1995 and 1994 was as follows:

                    1996      1995      1994
                        (In Millions)
                    $51.6     $47.9     $35.0

At October 31, 1996, backlog includes $4.9 million from Flex Products, which represents orders and specifically scheduled releases on long-term contracts for delivery within 12 months. Substantially all orders in backlog at October 31, 1996 are scheduled for shipment during 1997. The amount of backlog at October 31, 1996 represents only a portion of anticipated sales in 1997, with new orders historically comprising the major portion of sales in a fiscal year.

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

Flex Products has multi-year supply contracts with two of its customers which include annual buy requirements with take or pay provisions. It is the practice of Flex Products to only include specifically scheduled shipment releases under these contracts in reported backlog.

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

Flex Products' position in its major market is technologically proprietary and patent protected. In this market, and in the remainder of its business, Flex Products competes through product innovation, customer service and willingness to invest in additional manufacturing capacity.

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

EMPLOYEES

At October 31, 1996, the Company, including Flex Products, had 1,362 employees of whom 1,083 were employed domestically, 97 were employed by the Company's operations in Hillend, Scotland; 156 were employed by the Company's OCLI/MMG Division in Goslar, Germany; and 26 were employed in the Company's sales and administrative offices in Europe. The Company has not experienced a work stoppage due to labor difficulties. The Company believes its employee relations are satisfactory.

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

OCLI attributes much of its success to its strong relationship with its employees. The Company has instituted several employee oriented programs, including Total Quality Management and high performance work system practices, to enhance the quality and efficiency of its operations while improving employee relations.

JOINT VENTURES, INVESTMENTS AND ACQUISITIONS

Information regarding joint ventures, investments and acquisitions is included in Note 4 to the Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.

ITEM 2.   PROPERTIES

The Company's corporate headquarters and principal manufacturing and research and development facilities are located on a Company-owned campus in Santa Rosa, California. The site consists of approximately 75 acres of land of which approximately 53 acres are occupied by existing operations, with the remaining 22 acres currently held available for development or sale. The site is within an industrial park area and is served by well-developed road access and utilities. In addition, the Company leases offices for its sales personnel located in various cities in the U.S., Europe and the Far East.

The following table sets forth certain information concerning the Company's principal facilities.

               NO. OF     LEASED/  TOTAL   SITE
LOCATION       BUILDINGS  OWNED    SQ. FT. (ACRES)  USE

Santa Rosa, CA    12     Owned(1)  426,000   75     Optical Coating
                                                    Laboratory, Inc. and Flex
                                                    Products, Inc. corporate
                                                    offices, manufacturing,
                                                    engineering, research
                                                    and development

Santa Rosa, CA     1     Leased     23,000   --     Netra operations
                                                    administrative offices
                                                    and manufacturing

Santa Rosa, CA     1     Leased     30,000   --     Glare/Guard warehousing

Hillend, Scotland  1     Owned(2)   56,000   16     OCLI Optical Coating
                                                    Laboratory, Ltd.
                                                    administrative offices,
                                                    manufacturing and
                                                    research and development

Hillend, Scotland   1    Leased      9,000  --      OCLI Optical Coating
                                                    Laboratory, Ltd.
                                                    warehousing

Goslar, Germany     2    Owned(3)   74,000  22      OCLI/MMG Division
                                                    administrative offices
                                                    and manufacturing

Reinheim, Germany   2    Leased(4)   7,400  --      OCLI Optical Coating
                                                    Laboratory GmbH
                                                    administrative and sales
                                                    offices; European
                                                    Glare/Guard distribution
                                                    center

 (1) During fiscal 1996, the Company entered into two mortgage loan agreements in the amount of $2.6 million and $3.0 million, respectively. The loans are collateralized by the land and buildings of two newly constructed manufacturing and office buildings located on the Company's Santa Rosa, California campus. The term of each non-recourse loan is 15 years, with fixed interest rates of 8% and 7.5%, respectively. Payments of principal and interest for the loans are $25,000 and $28,000 per month, respectively. The Company leases one of the new buildings to Flex Products for its corporate offices and additional manufacturing facilities.

(2) The facility occupied by OCLI Optical Coating Laboratory, Ltd. (OCLI Ltd.) in Scotland was constructed for the subsidiary by the Scottish Development Agency (SDA). The facility consists of a manufacturing and office building on a 16 acre site in an industrial park area. The property is owned by the Company subject to a mortgage held by SDA that has a remaining balance of $4.0 million as of October 31, 1996, with 10 years left on the term of the mortgage. At the beginning of 1995, OCLI Ltd. negotiated a three year mortgage interest moratorium, with principal continuing to be payable to Locate in Scotland (formerly SDA), as economic inducement to encourage business and employment growth in this region of Scotland.

(3) The Company's OCLI/MMG Division in Goslar, Germany, occupies two manufacturing buildings totaling approximately 68,000 square feet and an adjacent 6,000 square foot office building located on approximately 22 acres in an industrial park area. The land is held under a long-term hereditary rights agreement. The manufacturing facility is pledged as security on loans totaling approximately $2.5 million with repayment terms running through 2013. The office building is collateralized on an approximately $617,000 mortgage loan with repayment over ten years by 2005.

(4) The Company leases approximately 3,100 square feet of office space for its European headquarters and sales activities and approximately 4,300 square feet of warehousing space for its European Glare/Guard distribution operation in Reinheim, Germany. In December 1996, subsequent to fiscal year end, the Company began moving its European distribution center activities to an outside warehousing company in the Netherlands. It is expected that the transfer will be completed by the end of the second quarter of 1997.

Management believes that the Company's facilities are adequate for its current level of business and the near-term growth requirements of the Company and its subsidiaries.

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

Based upon extensive tests conducted to date, it has not been demonstrated that contaminant levels pose a current public health hazard. The Company has established a program for reducing contaminant concentration levels to acceptable federal and state levels with the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board. In 1996, the California Regional Water Quality Control Board approved the Company's final remediation plan, thus establishing the extent of the Company's responsibility for ground water remediation. In prior years, the Company recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. The Company is continuing to evaluate the effectiveness of its monitoring, extraction and remediation systems.

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

ITEM 3.   LEGAL PROCEEDINGS

During the past several years, the Company has been engaged in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on the financial statements.

During fiscal 1996, SICPA Holding S.A. (SICPA), the 40% joint owner of Flex Products, filed suit in Delaware Chancery Court seeking injunctive and other relief against the Registrant, Flex Products and certain of Flex Products' directors. In the suit, SICPA alleges that Flex Products cannot proceed with an initial public offering of its common stock without the consent of SICPA and that SICPA has the right to purchase the Registrant's 60% ownership of Flex Products pursuant to a call option beginning after May 8, 1998. In January 1997, the Delaware Chancery Court rendered a decision that upheld the position of OCLI and Flex Products that a simple majority of the Flex Products' Board of Directors has the legal authority to authorize a public offering of Flex Products' securities without the approval of SICPA. The Court's decision did not address the specific requirements of any future public offering by Flex Products which may still need to be addressed by the Court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of January 15, 1997 are listed below, followed by a brief description of their business experience during at least the past five years. Officers are appointed annually by the Board of Directors at the next regularly scheduled meeting of the Board following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

NAME                      AGE   POSITION               BUSINESS EXPERIENCE

Herbert M. Dwight , Jr.    66   Chairman of the Board, Chairman of the Board,
                                President and Chief    President and Chief
                                Executive Officer      Executive Officer since
                                                       August 1991; Chairman,
                                                       President and Chief
                                                       Executive Officer,
                                                       Superconductor
                                                       Technologies, Inc.
                                                       from 1988 to 1991;
                                                       Chief Executive
                                                       Officer, Spectra Physics
                                                       from 1967 to 1988

Charles J. Abbe             55   Vice President and    Vice President and
                                 General Manager,      General Manager,
                                 Santa Rosa Division   Santa Rosa Division
                                                       since April 1996;
                                                       various senior
                                                       management positions
                                                       with Raychem Corporation
                                                       from 1989 to 1996
William C. Burgess          50    Vice President,      Vice President, Human
                                  Human Resources      Resources since June
                                                       1994; Vice President,
                                                       Human Resources and
                                                       Administration,
                                                       Teknekron Communica-
                                                       tion Systems, Inc.
                                                       from 1991 to 1994

Klaus F. Derge              59    Vice President,      Vice President,
                                  International        International
                                  Operations           Operations since July
                                                       1992; various senior
                                                       management positions
                                                       with Spectra-Physics,
                                                       Sweden from 1969
                                                       to 1992.

John McCullough             63    Vice President       Vice President since
                                  and Director         January 1992; Director
                                                       since 1985; Executive
                                                       Vice President from
                                                       1988 to 1992; Senior
                                                       Vice President from
                                                       1978 to 1988; Vice
                                                       President, Commercial
                                                       Products and Raytek
                                                       Divisions from 1976
                                                       to 1977; Vice
                                                       President, Finance
                                                       and Administration
                                                       from 1958 to 1967

Laurence D. Parson          48    Vice President,      Vice President, Sales
                                  Sales                since October 1996;
                                                       Vice President and
                                                       General Manager,
                                                       Glare/Guard Division
                                                       from 1993 to 1996;
                                                       General Manager,
                                                       Glare/Guard Division
                                                       from 1992 to 1993;
                                                       various manufacturing,
                                                       marketing and sales
                                                       positions from 1973
                                                       to 1992


Kenneth D. Pietrelli        48    Vice President,      Vice President,
                                  Corporate Services   Corporate Services
                                                       since June 1993;
                                                       Corporate Materials
                                                       Manager from 1980 to
                                                       1993

James W. Seeser, Ph.D.      53   Vice President and   Vice President since
                                 Chief Technical      March 1986 and Chief
                                 Officer              Technical Officer since
                                                      November 1993; General
                                                      Manager, Advanced
                                                      Products Division from
                                                      1987 to 1989; various
                                                      engineering and
                                                      engineering management
                                                      positions from 1983 to
                                                      1986

Joseph C. Zils              42   Vice President,      Acting Chief Financial
                                 General Counsel,     Officer since January
                                 Corporate Secretary  1997; Vice President
                                 and Acting Chief     since June 1993;
                                 Financial Officer    Corporate Secretary
                                                      since December 1993;
                                                      General Counsel
                                                      since February 1989

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the definitive Proxy Statement relating to the Company's 1996 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol OCLI. The table below sets forth the high and low prices of the Company's common stock during the two most recent fiscal years ended October 31, 1996 and 1995.

                                 1Q     2Q      3Q     4Q        FY
1996
 High                         15-3/8  14-3/8   19-1/4  15      19-1/4
 Low                           9-1/4  10-1/8   12-1/2  10-1/4   9-1/4

1995
 High                          7-7/8  10-1/8   11-3/8  13-7/8  13-7/8
 Low                           5-3/4   7-1/2    8-3/8  10-1/4   5-3/4

DIVIDEND INFORMATION

Since June 1991, the Company has paid a semiannual cash dividend of $.06 per share on its common stock.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

There were 806 holders of record of the Company's common stock as of December 31, 1996.

ITEM 6.   SELECTED FINANCIAL DATA

Years ended October 31, 1996, 1995, 1994, 1993 and 1992

(Amounts in thousands,
except per share amounts)
                            1996      1995      1994       1993      1992

Revenues                  $189,195  $169,417  $131,780   $123,013  $115,016

Net income (loss) before
 cumulative effect of
 changes in accounting
 principles and dividend
 on preferred stock         $5,196    $7,391    $4,604    $(5,737)   $6,027

Net income (loss)
 applicable to
 common stock               $4,236    $6,929    $4,604    $(5,737)   $6,537

Net income (loss)
 per common and
 common equivalent
 share                        $.41      $.73      $.51      $(.65)     $.69

Average common and
 common equivalent
 shares outstanding         10,301     9,510     9,023      8,795     8,636

Cash dividend paid on
 common stock                $1,153   $1,083    $1,075     $1,043      $967

Working capital             $38,087  $28,015   $28,692    $16,251   $27,399

Total assets               $172,771 $169,834  $118,879    $99,226   $91,313

Long-term debt              $45,788  $47,267   $35,441    $23,110   $14,900

Convertible redeemable
 preferred stock            $11,309  $11,357

Stockholders' equity        $68,250  $62,537   $52,037    $47,135   $52,254

Stockholders' equity
 per share                    $6.99    $6.59     $5.79      $5.25     $6.16

Number of employees           1,362    1,407     1,162      1,107     1,000


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS ARE IDENTIFIED BELOW. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues for the Company were $189.2 million for its fiscal year ended October 31, 1996 compared to revenues of $169.4 million for fiscal year 1995. Excluding the revenues of Flex Products, Inc. (Flex Products), fiscal 1996 revenues would have been $158.6 million an increase of $4.8 million, or 3%, over 1995 adjusted revenues of $153.8 million. The 1996 revenue increase was due to higher sales in the Company's display products business for products used in projection display applications, higher sales in the Company's defense and aerospace business for products used in telecommunications applications and licensing revenue from the sale of a coating machine. These increases were partially offset by decreased sales in the Company's office automation and OEM display and computer aftermarket display businesses. Flex Products reported 1996 revenues of $30.6 million compared to six month revenues of $15.6 million in 1995. The Company increased its ownership in Flex Products from 40% to a controlling 60% in May of 1995, resulting in the consolidation of Flex Products' financial results into the Company's financial statements for the last six months of fiscal 1995.

GROSS PROFIT. Gross profit as a percent of revenue was 33.0% in 1996 compared to 37.4% in 1995. Excluding the effect of Flex Products, the 1996 gross profit percentage would have been 31.4% compared to a gross profit percentage of 36.6% in 1995. The gross profit percentage decrease in 1996 was primarily due to lower shipments of higher margin products used in computer display applications and start-up costs and additional fixed costs associated with adding new manufacturing facilities and coating capacity. These expenses were partially offset by the gross profit associated with the sale of a coating machine. In addition, the Company experienced price decreases and lower unit volumes both domestically and in Europe in its office automation and computer aftermarket display businesses. These decreases were partially offset by initiatives to shift resources to other markets and initiatives to increase manufacturing efficiencies in order to decrease unit cost. Flex Products' gross profit percentage for 1996 was 41.1% compared to a gross profit percentage of 45.8% for its six months of consolidation in 1995. Flex Products' gross profit percentage decrease was due to start-up costs of bringing a new coating machine and manufacturing process on line. Flex Products' gross profit margins are higher than the rest of the Company due to the high proprietary content of its products.

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1996 increased $3.3 million over research and development expenditures for 1995. Excluding the results of Flex Products, 1996 research and development expenditures would have increased 3% over expenditures for 1995 and would have been consistent with the research and development expenditures for 1995 of 4.8% of revenues. Flex Products incurred research and development expenses of $4.2 million compared to research and development expenses of $1.1 million for its six months of consolidation in 1995. The 1996 increase is attributable to the development and integration of state-of-the-art coating processes for use in two new coating machines installed during fiscal 1996.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses decreased $317,000 in 1996 over 1995. Excluding the results of Flex Products, 1996 selling and administrative expenses would have decreased $2.9 million, or 8%, compared to 1995. The 1996 decrease is primarily due to higher expenses recorded in 1995 associated with the Company's European sales operations that were not incurred in 1996. Flex Products' selling and administrative expenses for 1996 were $4.8 million, which was consistent with its run rate for 1995.

The Company recorded amortization of intangibles of $1.1 million in 1996 and $975,000 in 1995, primarily resulting from amortization of goodwill relating to the acquisitions of MMG and Netra.

INCOME FROM OPERATIONS. The Company had income from operations of $12.4 million in 1996 compared to $16.6 million in 1995, resulting from the changes in pricing and unit volume discussed above. Excluding the effect of Flex Products, income from operations would have been $9.1 million in 1996 compared to income from operations of $12.9 million in 1995. The Flex Products operation contributed income from operations of $3.3 million in 1996 compared to $3.7 million for the six month period of consolidation in 1995.

INTEREST INCOME AND EXPENSE. Interest income decreased $288,000 in 1996 compared to 1995. The 1996 decrease was due to lower average short-term investments, primarily resulting from a time lag between the cash outlay for investments versus the completion of financing arrangements. Interest expense decreased $23,000 in 1996. Excluding the effect of Flex Products, interest expense would have increased $231,000 in 1996 over 1995. The 1996 adjusted increase results from mortgage financing on two new buildings completed in 1996. Flex Products' positive impact on interest expense is due to capitalized interest recorded on significant capital projects in 1996.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37.0% in 1996 and 40.1% 1995. The 1996 effective income tax rate decrease resulted from the recognition of state business tax credits arising from the purchase of new manufacturing equipment, partially offset by losses incurred by the Company's subsidiary in Germany for which tax benefits were not provided.

MINORITY INTEREST. In 1996, the Company recorded $636,000 as minority interest representing the share of net income of Flex Products accruing to its 40% stockholder.

NET INCOME. The Company had net income of $5.2 million in 1996 compared to $7.4 million in 1995. Excluding the results of Flex Products, 1996 net income would have been $2.9 million compared to 1995 net income of $5.9 million. Dividends of $960,000 in 1996 and $462,000 in 1995 were paid on the 8% Convertible Redeemable Preferred Stock issued in connection with the Flex Products investment transaction. As a result, consolidated net income attributable to common stock was $4.2 million for 1996 compared to $6.9 million for 1995.

FACTORS AFFECTING FUTURE PERIODS. 1996 fourth quarter and full year results were adversely affected by delays in product shipments and additional expenses resulting from new manufacturing equipment coming on line more slowly than scheduled. In addition, 1996 fourth quarter results were significantly impacted by the results of the Company's German subsidiary which has experienced weak demand for its office automation products. The Company continues to make slow but steady progress in addressing the manufacturing yields and throughput levels of the new machines, and steps have been taken to lower the costs of the German operation. In order to enhance profitability, the Company is aggressively implementing initiatives to improve safety and manufacturing yields and decrease cycle times on existing processes and new product development.

FISCAL 1995 COMPARED TO FISCAL 1994

REVENUES. Revenues for the Company were $169.4 million for its fiscal year ended October 31, 1995 compared to revenues of $131.8 million in fiscal 1994. Excluding the results of Flex Products, 1995 revenue would have been $153.8 million, an increase of $22.0 million, or 17%, over 1994.

Revenues in 1995 for fabricated glass components and precision molded plastic optics used in office automation applications, filters used in medical and analytical instrumentation and front surface mirrors used in office automation and projection television applications were strong in 1995. Fiscal 1995 revenues also included higher invoicing on the Company's contract for the coating of the X-ray space telescope project for NASA. Revenues for the Company's Glare/Guard computer display aftermarket business declined due to increased competition in the private label segment and reduced product demand in several European countries.

GROSS PROFIT. Gross profit as a percent of revenue was 37.4% in 1995 compared to a gross profit percentage of 36.3% in 1994. Excluding the results of Flex Products, 1995 gross profit as a percent of revenue would have been 36.6% which is approximately even with the gross profit percentage in 1994. During 1995, the Company experienced price decreases for its office automation products in the United States and for its GlareGuard products in the United States and Europe. 1995 gross profit margins were maintained through higher sales volume, production efficiency gains and manufacturing yield improvements; and for the GlareGuard product line, through product redesign for cost reduction.

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1995 increased $3.2 million compared to 1994. Excluding the results of Flex Products, the 1995 increase would have been $2.1 million or 40%. The increase in 1995 was due to increased research and development expenditures relating to the development of additional continuous platform coating capacity, development of coatings on plastic for flat panel display applications and further development of the Company's electrochromic technology and related products.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses increased $6.1 million in 1995 over 1994. Excluding the results of Flex Products, the 1995 increase over 1994 would have been $3.9 million or 12%. The increase in 1995 over 1994 was due to initial selling expenses associated with increasing regional sales activities in the United States and Europe and higher administrative and legal expenses.

The Company recorded amortization of intangibles of $975,000 in 1995 and $648,000 in 1994 representing the amortization of goodwill relating to the acquisitions of MMG and Netra.

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenues and costs and expenses, the Company had income from operations of $16.6 million in 1995 compared to $10.6 million in 1994. Excluding the results of Flex Products, 1995 income from operations would have been $12.9 million compared to $10.6 million in 1994, an increase of $2.3 million or 22%.

INTEREST INCOME AND EXPENSE. Interest income increased $329,000, or 97%, in 1995 over 1994. The increase in 1995 was due to higher cash and temporary investment balances which resulted from the Company's financing activities during the year. Interest expense increased $332,000, or 10%, in 1995 over 1994. The increase in interest expense for 1995 resulted from higher debt incurred to finance the investments in additional coating capacity and in Flex Products. Fiscal 1995 interest expense was, in part, offset by higher capitalized interest relating to self-constructed assets.

PROVISION FOR INCOME TAXES. In 1995 and 1994, the Company's effective income tax rate was 40.1% which approximates the statutory combined federal, state and applicable foreign tax rates for the Company.

MINORITY INTEREST. In 1995, the Company recorded $816,000 as minority interest representing the share of net income of Flex Products accruing its 40% stockholder for the six month period that the Company consolidated the results of Flex Products.

NET INCOME. The Company had net income of $7.4 million in 1995 compared to $4.6 million in 1994. Excluding the results of Flex Products, 1995 net income would have been $5.9 million, an increase of $1.3 million or 29% over 1994. In 1995, dividends of $462,000 were paid on the 8% Convertible Redeemable Preferred Stock issued in connection with the Flex Products investment transaction. As a result, net income attributable to common stock was $6.9 million for 1995.

INFLATION EFFECT. Inflation did not have a significant effect on the operations of the Company during 1996, 1995 or 1994.

FOREIGN CURRENCY. The Company has significant investments in Germany and Scotland. Changes in the value of those countries' currencies relative to the U.S. dollar are recorded as direct charges or credits to equity. The Company also has manufacturing operations in Germany and Scotland and sales presence in several other European countries. A significant weakening of the currencies of those countries in relation to the U.S. dollar could reduce the reported results of those operations. A significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors. The Company is exposed to foreign currency risk on open intercompany balances between the U.S. and certain of its foreign subsidiaries and on open intercompany balances that some of the foreign subsidiaries have with each other. In addition, the Company's foreign subsidiaries make sales and purchase commitments in currencies other than their own which exposes them to currency risk on open receivable and payable balances. The Company does not consider any of these risks to be material.

ENVIRONMENTAL MATTERS. In 1988, the Company discovered ground water contamination at its facilities in Santa Rosa, California. With the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board, the Company established a program for reducing contaminant concentration levels to acceptable federal and state levels. In 1996, the California Regional Water Quality Control Board approved the Company's final remediation plan, thus establishing the extent of the Company's responsibility for ground water remediation. In prior years, the Company recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. Ongoing ground water remediation expenses for the years 1994 through 1996 have not been material to the operations of the Company, and the Company does not expect them to be material in the future.

LITIGATION. The Company has been engaged, over the past several years, in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. Company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on its future operating results.

COMMITMENTS. During the first quarter of 1997, the Company initiated an innovative program to modernize its business processes in order to reduce cycle time and improve profitability. The program is being deployed worldwide with the goal of streamlining, automating and applying best practices to all of the Company's business processes. In conjunction with this initiative, the Company identified the need for a state-of-the-art Enterprise Resource Planning System, selected a product and made a commitment to a vendor for hardware and software requirements. Expected total cost of the system, including hardware, software, training and consulting, is approximately $4.3 million, of which the Company has committed $1.9 million for hardware and software which is expected to be financed under a five year operating lease with monthly payments of approximately $50,000 commencing in the fourth quarter of 1997.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical information contained in this report, matters discussed in this report are forward-looking statements that involve risks and uncertainties. Actual results may vary significantly based on a number of factors including, but not limited to, product development, commercialization and technological difficulties; manufacturing costs and yield issues associated with initiating production at new facilities; the impact of competitive products and pricing; changing customer requirements; and the change in economic conditions of the various markets the Company serves.

ACQUISITION AND INVESTMENT TRANSACTIONS

FLEX PRODUCTS, INC. In May 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries PLC. Flex Products was founded as a division of the Company in the early 1980's and subsequently established as a joint venture between the Company and ICIA in 1988, with ICIA owning 60% and the Company owning 40%. In conjunction with the Company's increase in ownership, ICIA's remaining 40% interest in Flex Products was acquired by SICPA Holding S.A. (SICPA), a privately held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is the world's largest manufacturer of printing inks and a major customer of Flex Products.

Pursuant to the terms of the Stock and Note Purchase Agreement dated May
1, 1995 by and among the Company, SICPA, ICIA and Flex Products, the Company acquired an incremental 20% interest in Flex Products for a cash payment of $8.4 million and paid an affiliate of ICIA approximately $7.0 million in cash to acquire a 60% interest in an $11.7 million promissory note previously issued by Flex Products to ICIA to fund Flex Products' working capital requirements. SICPA acquired a 40% equity interest in Flex Products and the balance of the $11.7 million promissory note.

In connection with this transaction, the Company entered into a Put and Call, Right of First Refusal and Co-Sale Agreement with SICPA pursuant to which SICPA was granted a call option to purchase the Company's 60% interest in Flex Products and the Company was granted a put option to sell the Company's 60% interest in Flex Products to SICPA. The call price is $25 million plus (i) two times the amount by which Flex Products' annual sales immediately preceding the call exceed $23.6 million (ii) times 60% (the Company's ownership percentage of Flex Products). The put price is $20 million plus (i) 1.5 times the same increase in Flex Products' sales (ii) times 60%. The put and call options can be exercised at any time after May 8, 1998 and before May 8, 2003, and cannot be exercised in the event Flex Products goes public. This agreement also provides for a right of first refusal in favor of each party to buy the other's shares and also provides a co-sale right which requires that on any sale of a party's shares, the other party is allowed to participate on a pro rata basis in the sale.

The agreement with SICPA also provides conditions under which the above mentioned put and call and right of first refusal would be terminated upon an underwritten public offering of the securities of Flex Products.

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between OCLI and SICPA, without SICPA's consent. In January 1997, the Delaware Chancery Court rendered a decision on one of the issues in dispute, upholding the position of OCLI and Flex Products that a simple majority of the Flex Products Board of Directors has the authority to authorize a public offering of Flex Products' securities. The lawsuit did not have, nor is it expected to have, an impact on Flex Products' operations or on the sale of product to SICPA given the proprietary nature of the product and the 15 year exclusive supply contract between Flex Products and SICPA which requires SICPA to make annual minimum purchases from Flex Products or to pay liquidated damages in the event that such minimum purchases are not satisfied.

NETRA CORPORATION. In February 1995, the Company acquired the assets and liabilities of Netra Corporation, a precision molded plastic component manufacturer, for a total purchase price of approximately $3.1 million. The purchase price consisted of a cash payment of $1.5 million and the balance of approximately $1.6 million paid by the issuance of 164,735 shares of the Company's common stock to the sellers. Upon completion of the acquisition, Netra was relocated from its facilities in Mountain View, California to a facility immediately adjacent to the Company's principal manufacturing site in Santa Rosa, California.

FINANCIAL CONDITION AND LIQUIDITY

In 1996, the Company's cash and short-term investment position increased by $9.4 million, resulting primarily from cash generated by operations of $20.2 million, proceeds from sale/lease-back arrangements on new equipment of $18.9 million, new debt issuance net of repayment of $1.6 million and proceeds from exercise of stock options of $1.7 million, offset by investments in plant and equipment of $30.5 million, payment of dividends on preferred stock of $960,000 and payment of dividends on common stock of $1.2 million. At fiscal year end 1996, the Company had cash and short-term investments totaling $16.0 million. In addition, the Company has available domestically a $15 million revolving line of credit and separate credit arrangements in place for the operating requirements of its subsidiaries in Germany and Scotland.

During 1996, the Company entered into three sale/lease-back arrangements for a newly acquired continuous coating machine and related equipment and for two newly acquired coating machines to be used in the manufacturing operations of Flex Products. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease.

For the fourth quarter of 1996, Flex Products was granted a waiver for one of its financial covenants. The Company believes Flex Products will need continued relief under this covenant for fiscal 1997 and is in negotiations with the lessor to obtain an amendment to the covenant.

In 1996, the Company entered into a $2.6 million mortgage loan agreement on a newly constructed 72,000 square foot manufacturing building. The loan carries a fixed interest rate of 8% and is repayable over 15 years in monthly installments of approximately $25,000.

Also in 1996, the Company entered into a $3.0 million mortgage loan agreement for a newly constructed 65,000 square foot manufacturing and office building leased by Flex Products. The loan carries a fixed interest rate of 7.5% and is repayable over 15 years in monthly installments of approximately $28,000.

In 1995, cash and short-term investments decreased $13.1 million primarily due to investments in plant and equipment of $30.9 million, the purchase of additional equity interest and note of Flex Products totaling $15.2 million, and the purchase of Netra of $1.5 million offset by cash generated from operations of $13.1 million, proceeds from issuance of preferred stock of $11.4 million and proceeds from long-term debt net of debt repayment of $9.8 million. Cash and short-term investments at the end of fiscal 1995 were $6.6 million.

During 1995, the Company increased the amount of and extended the term of its primary bank credit agreement to provide a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. In addition, in connection with the Flex Products investment transaction and to increase the equity component of the Company's capital structure, the Company issued $12 million of 8%
Convertible Redeemable Preferred Stock.

In 1996, the Company's working capital, excluding cash and short-term investments, increased by $647,000. Increased inventory (due to product mix changes) and decreased accounts payable and accrued expenses
(primarily due to decreased spending and construction activity at the end of 1996) was almost completely offset by decreased accounts receivable (due to more aggressive collection efforts) and changes in net current tax assets and liabilities (due to the utilization of loss carryforwards and refunds). In 1995, the Company's working capital, excluding cash and short-term investments, had increased by $12.4 million due primarily to the consolidation of Flex Products and the acquisition of Netra.

Management believes that the cash on hand at October 31, 1996, cash anticipated to be generated from future operations, new lease agreements and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared.


              OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND
          SUPPLEMENTAL FINANCIAL INFORMATION

INDEX
                                                              PAGE(S)

Report of Independent Auditors                                 22

Consolidated Balance Sheets as of October 31, 1996 and 1995    23

Consolidated Statements of Income for the years ended
 October 31, 1996,1995 and 1994                                24

Consolidated Statements of Cash Flows for the years
 ended October 31, 1996,1995 and 1994                          25-26

Consolidated Statements of Common Stockholders' Equity
 for the years ended October 31, 1996, 1995 and 1994           27

Notes to Consolidated Financial Statements                     28

Supplemental Financial Information
  (Quarterly Financial Information
  for 1996 and 1995 - Unaudited)                               40-41



INDEPENDENT AUDITORS' REPORT



Board of Directors
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have audited the accompanying consolidated balance sheets of Optical Coating Laboratory, Inc. and subsidiaries (the Company) as of October 31, 1996 and 1995, and the related consolidated statements of operations, common stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flex Products, Inc., who became a consolidated subsidiary effective May 1, 1995 and whose assets represent 11% and 9%, respectively, of consolidated total assets at October 31, 1996 and 1995, and whose total revenues for the year ended October 31, 1996 and for the period from May 1, 1995 to October 31, 1995 represent 15% and 9%, respectively, of consolidated total revenues for the years ended October 31, 1996 and 1995. The financial statements of Flex Products, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flex Products, Inc., is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Optical Coating Laboratory, Inc. and its subsidiaries at October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP


San Jose, California
December 18, 1996




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

As of October 31, 1996 and 1995
(Amounts in thousands)

ASSETS                                                    1996     1995

CURRENT   Cash and short-term investments              $16,027  $ 6,602
ASSETS    Accounts receivable, net of allowance for
          doubtful accounts of $1,775 and $1,229        27,700   29,565
          Inventories                                   18,701   15,886
          Income taxes receivable                        1,248       38
          Deferred income tax assets                     5,165    6,665
          Other current assets                           1,230    2,438
           Total Current Assets                         70,071   61,194

OTHER     Deferred income tax assets                     4,451    4,597
ASSETS    Other assets and investments                  10,680   12,432

PROPERTY, Land and improvements                          9,200    8,651
PLANT AND Buildings and improvements                    40,953   31,461
EQUIPMENT Machinery and equipment                      112,326  101,586
          Construction-in-progress                       6,190   23,717
                                                       168,669  165,415
          Less accumulated depreciation                (81,100) (73,804)
           Property, plant and equipment-net            87,569   91,611
                Total Assets                          $172,771 $169,834

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT   Accounts payable                            $  7,199 $ 10,324
LIABILI-  Accrued expenses                               6,566    9,515
TIES      Accrued compensation expenses                  7,057    6,559
          Income taxes payable                           1,823
          Current maturities on long-term debt           4,981    3,344
          Notes payable                                  3,112    3,339
          Deferred revenue                               1,246       98
                Total Current Liabilities               31,984   33,179

NON-      Accrued postretirement health benefits
CURRENT    and pension liabilities                       2,308    2,150
LIABILI-  Deferred income tax liabilities                1,804    2,239
TIES      Long-term debt                                45,788   47,267
          Commitments and contingencies (Note 10)
          Minority interest                             11,328   11,105
          Convertible redeemable preferred stock        11,309   11,357

COMMON    Common stock, $.01 par value; authorized
STOCK-     30,000,000 shares; issued and outstanding
HOLDERS'   9,761,000 and 9,489,000 shares                   98       95
EQUITY    Paid-in capital                               47,219   44,461
          Retained earnings                             20,984   17,901
          Cumulative foreign currency
           translation adjustment                          (51)      80
           Common Stockholders' Equity                  68,250   62,537
                Total Liabilities and
                  Stockholders' Equity                $172,771 $169,834

The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

Years ended October 31, 1996, 1995 and 1994
(Amounts in thousands,
except per share amounts)                     1996         1995         1994

REVENUES  Revenues                        $189,195     $169,417     $131,780
          Cost of sales                    126,769      106,009       84,001
            Gross Profit                    62,426       63,408       47,779

COSTS AND Operating Expenses:
EXPENSES  Research and development          11,733        8,401        5,229
          Selling and administrative        37,145       37,462       31,341
          Amortization of intangibles        1,146          975          648
           Total Operating Expenses         50,024       46,838       37,218

            Income from Operations          12,402       16,570       10,561

          Nonoperating Income (Expense):
          Interest income                      379          667         338
          Interest expense                  (3,524)      (3,547)     (3,215)

EARNINGS  Income Before Provision for
           Income Taxes
           and Minority Interest             9,257       13,690       7,684

          Provision for income taxes         3,425        5,483       3,080
          Minority interest                    636          816
            Net Income                       5,196        7,391       4,604

          Dividend on convertible
          redeemable preferred stock          960           462

            Net Income Applicable
             to Common Stock              $ 4,236       $ 6,929     $ 4,604

          Net Income Per Common and
           Common Equivalent Share        $   .41       $   .73     $   .51

          Weighted average number of
           common shares used to
           compute earnings per share      10,301        9,510        9,023



The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended October 31, 1996, 1995 and 1994
(Amounts in thousands,
except per share amounts)                          1996     1995       1994

OPERA-   Cash Flows From Operations:
TIONS     Cash received from customers         $191,665  $162,568   $133,125
          Interest received                         258       733        268
          Cash paid to suppliers
           and employees                       (165,565) (139,489)  (112,341)
          Cash paid to ESOP+                                 (406)      (947)
          Interest paid                          (5,196)   (3,730)    (2,567)
          Income taxes paid, net of refunds        (954)   (6,625)      (986)
                Net Cash Provided By Operations  20,208    13,051     16,552

INVEST-  Cash Flows From Investments:
MENTS     Purchase of plant and equipment       (30,530)  (30,911)    (8,821)
          Proceeds from sale-leaseback of
           new equipment                         18,940
          Purchase of additional equity
           interest and note of Flex
           Products, net of cash
           from consolidation                             (15,185)
          Cash portion of payment for
           purchase of Netra, net of
           cash acquired                                   (1,477)
                Net Cash Used For Investments   (11,590)  (47,573)    (8,821)

FINANCING Cash Flows From Financing:
          Net proceeds from issuance
           of preferred stock                              11,357
          Proceeds from long-term debt            8,596    21,542      4,005
          Proceeds from issuance of
           senior notes                                               18,000
          Proceeds from notes payable                 8       494        283
          Proceeds from exercise of
           stock options                          1,713     1,627         16
          Repayment of long-term debt            (7,019)  (11,700)   (11,327)
          Repayment of notes payable                         (388)      (400)
          Repayment of note to
           minority stockholder,
           net of amounts borrowed                 (413)
          Payment of dividend on
           preferred stock                         (960)     (462)
          Payment of dividend on common stock    (1,153)   (1,083)    (1,075)
                Net Cash Provided By Financing      772    21,387      9,502
          Effect of exchange rate changes on cash    35        74        146
          Increase (decrease) in cash and
           short-term investments                 9,425   (13,061)    17,379
          Cash and short-term investments at
           beginning of year                      6,602    19,663      2,284
          Cash and short-term investments
           at end of year                       $16,027    $6,602    $19,663


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Years ended October 31, 1996, 1995 and 1994
(Amounts in thousands)                             1996     1995       1994

ADJUST-   Reconciliation of Net Income
MENTS      To Cash Flows From Operations:

          Net income                             $5,196    $7,391    $4,604

          Adjustments to reconcile
           net income to net cash
           provided by operations:
            Depreciation and amortization        13,669    10,261    7,635
            Minority interest in earnings
             of Flex Products                       636       816
            Net book value of coating
             machine sold                           880
            Loss on disposal or abandonment
             of equipment                         1,356       914      634
            Accrued postretirement
             health benefits                        184       238       76
            Deferred income tax liabilities        (468)    2,515   (1,650)
            Other non-cash adjustments
             to net income                         (681)       46      (98)

            Change in:
             Accounts receivable                  1,378    (3,792)    (973)
             Inventories                         (3,030)   (2,391)   1,572
             Income tax receivable                 (719)      (76)   2,045
             Deferred income tax assets           1,645    (2,237)     275
             Other current assets and other
              assets and investments                716    (1,547)    (312)
             Accounts payable, accrued
              expenses and accrued
              compensation expenses              (3,094)    2,807    1,230
             Deferred revenue                       464      (538)     (28)
             Income taxes payable                 2,076    (1,356)   1,542
               Total adjustments                 15,012     5,660   11,948

                Net Cash Provided
                 By Operations                  $20,208   $13,051  $16,552

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 1995, the Company acquired Netra Corporation for approximately $1.5 million in cash and the issuance of approximately $1.6 million in Company common stock. Cash and non-cash components of the acquisition were as follows:

 (Amounts in thousands)

Fair value of assets acquired, including intangibles      $3,529
Cash acquired                                               (188)
Liabilities assumed                                         (279)
                                                          $3,062

Cash paid to sellers, net of cash acquired                $1,477
OCLI common stock issued to sellers                        1,585
                                                          $3,062

In 1996, 1995 and 1994, common stock, with an aggregate fair market value of $52,000, $30,000 and $20,000 was awarded to the Company's outside directors as remuneration.

During 1996, the Company issued 39,880 shares of common stock to its Employee Stock Ownership Plan (ESOP+) at fair market value to satisfy a portion of its Company contribution.

The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

Years ended October 31, 1996, 1995 and 1994

                                                                                      Foreign
                                              Common Stock       Paid-in  Retained    Currency
(Amounts in thousands)                      Shares      Amount   Capital  Earnings    Translation

          BALANCE AT NOVEMBER 1, 1993        8,972       $90     $39,930   $8,526      $(1,411)
ACTIVITY  Exercise of stock options and
IN FISCAL warrants, including tax benefit
1994      and shares issued to directors         6                    37
          Foreign currency translation
           adjustment for the year                                                       1,336
          Net income for the year                                           4,604
          Dividend on common stock                                         (1,075)

          BALANCE AT OCTOBER 31, 1994        8,978        90      39,967   12,055          (75)

ACTIVITY  Shares issued on purchase of Netra   165         1       1,584
IN FISCAL Shares issued to Employee Stock
1995       Ownership Plan                       82         1         794
          Exercise of stock options,
           including tax benefit and
           shares issued to directors          264         3       2,116
          Foreign currency translation
           adjustment for the year                                                         155
          Net income for the year                                           7,391
          Dividend on preferred stock                                        (462)
          Dividend on common stock                                          (1,083)

          BALANCE AT OCTOBER 31, 1995        9,489        95      44,461    17,901         80

ACTIVITY  Shares issued to Employee Stock
IN FISCAL  Ownership Plan                       39         1         439
1996      Exercise of stock options,
           including tax benefit and
           shares issued to directors          233         2       2,319
          Foreign currency translation
           adjustment for the year                                            (131)
          Net income for the year                                  5,196
          Dividend on preferred stock                               (960)
          Dividend on common stock                                (1,153)

          BALANCE AT OCTOBER 31, 1996        9,761      $98      $47,219   $20,984              $(51)

The accompanying notes are an integral part of these statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   Years Ended October 31, 1996, 1995 and 1994
                (Amounts in thousands, except per share amounts)

1.   GENERAL

NATURE OF OPERATIONS. Optical Coating Laboratory, Inc. (OCLI) designs, develops and manufactures thin film coated products which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect. OCLI markets and sells its products worldwide to original equipment manufacturers (OEMs) who utilize thin film coated components or devices for optical and electro-optical systems for their products including computers, photocopiers, LCD and digital light processing projector systems, document scanners, point-of-sale scanners, instruments and satellites. OCLI sells its Glare/Guard ergonomic computer display products through distributors and office supply retailers. Flex Products, Inc. (Flex Products), OCLI's 60% owned subsidiary, develops and manufactures thin film coatings on plastic film with a proprietary, high speed process.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

CERTAIN SIGNIFICANT ESTIMATES. At October 31, 1996, the Company had significant deferred tax assets related to operating losses available for carryforward. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carryforwards. Under tax regulations, realization of tax benefits per period will be limited and full realization will depend on future taxable income over a number of years. As discussed in Note 10, the Company is subject to an asserted claim for lost profits made in the United Kingdom by a U.K. company relating to a court enforced injunction and finding for the Company that has been reversed by a higher court. The Company has ground water contamination at its facility in Santa Rosa, California. The Company has established a program for reducing contaminant concentration levels to acceptable federal and state levels under the regulatory guidance of the California Regional Water Quality Control Board. Based upon the extensive tests conducted and advice of environmental consultants, the Company believes that the recorded liability for completion of the ground water remediation plan is sufficient and that the annual cost of maintaining compliance with environmental standards related to the above matter will not have a material adverse effect on the Company's business, financial position or future operating results.

2.   SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Sunday closest to the last day in October. Fiscal year 1996 was a 53 week year and fiscal years 1995 and 1994 were 52 week years.

INVESTMENTS. Cash and short-term investments are comprised of cash, bank repurchase agreements and short-term commercial paper readily convertible to cash. Short-term investments are carried at cost which approximates market value. For purposes of the Statements of Cash Flows, all highly liquid short-term investments with a maturity of three months or less are considered cash equivalents.

REVENUE RECOGNITION. Revenue from sales of manufactured products and from sales under fixed-price contracts is recorded at the time deliveries are made or work is performed. Revenue from cost reimbursement contracts is recorded as work is performed.

INVENTORIES. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated cost of units delivered. To the extent total costs under fixed-price contracts are estimated to exceed the total sales price, charges are made to current operations to reduce inventoried costs to net realizable value. In addition, if future costs are estimated to exceed future revenues, an allowance for losses equal to the excess is provided by a charge to current operations.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Estimated service lives range from 5 to 45 years for buildings and improvements and from 3 to 8 years for all other property, plant and equipment. Buildings and improvements and substantially all equipment are depreciated using accelerated methods.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations in the year incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 years.

FOREIGN OPERATIONS. The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. Resulting translation gains or losses are included in stockholders' equity under cumulative foreign currency translation adjustment. Foreign currency transaction gains and losses, which have not been material, are reflected in operating results.

INCOME TAXES. Income taxes include provisions for temporary differences between earnings for financial reporting purposes and earnings for income tax purposes under the guidelines of SFAS No. 109, Accounting for Income Taxes, adopted by the Company in fiscal 1992. Tax credits are taken as a reduction of current income tax provisions when available.

EARNINGS PER SHARE. Earnings per common and common equivalent share assumes dilutive stock options outstanding were exercised at the beginning of the year or the date of grant, whichever is later. Fully diluted earnings per share is not presented as it is not materially different from primary earnings per share.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year data to conform to the current year presentation.

3.   LONG-TERM DEBT

Long-term debt, including current maturities, at October 31, 1996 and 1995 consisted of the following:

(Amounts in thousands)                                  1996         1995

Unsecured senior notes. Interest
  at 8.71% payable semiannually.
  Principal payable in annual
  installments of $3.6 million from
  1998 through 2002.                                  $18,000      $18,000

Unsecured borrowings under revolving
  bank line of credit repaid in 1996.                                2,000

Unsecured bank term loan. Variable
  interest rates averaging 6.5%
  at October 31, 1996, payable
  quarterly. Principal payable
  semiannually as follows:

  Payment Dates          Amounts
  April 1997           $1,000,000
  Each October and
   April thereafter    $2,000,000                      13,000       14,500

Mortgage payable.  Interest at 8%.
  Collateralized by a 72,000 sq. ft.
  newly constructed building and related
  land.  Principal and interest payments0
  of $25,000 per month through 2011.                    2,523

Mortgage payable.  Interest at 7.5%.
  Collateralized by a 65,000 sq. ft. newly
  constructed building and related
  land leased to Flex Products.  Principal
  and interest payments of $28,000 per
  month through 2011.                                  2,945

Land improvement assessment. Interest at
  an average rate of 6.75%.
  Principal and interest payable
  in semiannual installments of
  $77,000 through 1998.                                  276           401

Scottish Development Agency (SDA)
  building loan, with a conditional
  interest moratorium from February 1, 1995
  through January 31, 1998 with interest at
  9.5% thereafter. Semiannual principal
  payments of approximately $100,000 are
  payable through January 1998 with
  subsequent payments of $331,000,
  comprising principal and interest, through
  2006. Collateralized by the land and
  building of the Company's Scottish subsidiary.       3,996         4,026

Notes payable to private parties in
  connection with the purchase of
  the Company's wholly-owned subsidiary
  in Germany (MMG). Principal and interest
  at 8% payable over ten years in quarterly
  installments of approximately $420,000
  through 2003.                                        6,188         7,721

Bank loans of MMG with interest rates
  ranging from 4.5% to 8.0%. Payable in
  semiannual and annual installments through 2005.
  Partly collateralized by mortgages on MMG
  land and buildings and liens on equipment.           3,760         3,050

Present value of obligations under capital
  leases at an imputed interest rate of 8.0%
  payable in monthly installments through 2004.           81           913
                                                      50,769        50,611
Less current maturities                               (4,981)       (3,344)
     Total long-term debt,
       net of current maturities                     $45,788       $47,267



Annual long-term debt maturities and capital lease payments for the ensuing five years are as follows:

                    YEAR             PAYMENT
                     (Amounts in thousands)

                    1997            $4,981
                    1998            10,204
                    1999             9,414
                    2000             7,322
                    2001             5,294
                    Thereafter      13,554
                                   $50,769

The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $3.1 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $775,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1996 or 1995.

The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $3.1 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

During 1996, the Company entered into three sale/lease-back arrangements for a newly acquired continuous coating machine and related equipment and for two newly acquired coating machines to be used in the manufacturing operations of Flex Products. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease.

For the fourth quarter of 1996, Flex Products was granted a waiver for one of its financial covenants. The Company believes Flex Products will need continued relief under this covenant for fiscal 1997 and is in negotiations with the lessor to obtain an amendment to the covenant.

The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

4.   ACQUISITIONS

FLEX PRODUCTS, INC. In May 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries PLC. Flex Products was founded as a division of the Company in the early 1980's and subsequently established as a joint venture between the Company and ICIA in 1988, with ICIA owning 60% and the Company owning 40%. Upon formation of the 1988 joint venture, the Company received proceeds in excess of the carrying amount of the assets contributed to the joint venture. The proceeds were allocated first to reduce the carrying amount of the Company's investment to zero, with the remaining proceeds reported as gain on sale of equity in affiliated company. Since the Company carried its investment in the joint venture at zero and was not obligated to make further investment in the joint venture, it did not recognize losses attributable to its equity position in the joint venture.

Pursuant to the terms of the Stock and Note Purchase Agreement dated May 1, 1995, by and among the Company, SICPA Holding S.A. (SICPA), ICIA, ICIAH and Flex Products, the Company acquired an incremental 20% interest in Flex Products for a cash payment of $8.4 million and paid ICIAH approximately $7.0 million in cash to acquire a 60% interest in an $11.7 million promissory note previously issued by Flex Products to ICIA to fund Flex Products' working capital requirements. In conjunction with the Company's increase in ownership, ICIA's remaining 40% interest in Flex Products was acquired by SICPA, a privately held Swiss corporation headquartered in Lausanne, Switzerland. SICPA is the largest manufacturer of printing inks in the world and the major customer of Flex Products. SICPA also acquired the balance of the note. The incremental investment in Flex Products was recorded as a purchase transaction.

The funding for the purchase of the additional equity interest and note of Flex Products, totaling $15.4 million, came from a $4 million draw down from the Company's existing bank line of credit and from the issuance of $12 million in convertible redeemable preferred stock in a private placement.

The following pro forma consolidated results of operations for 1995 and 1994 include the operating results of Flex Products, assume that effective tax rates were consistent with statutory rates and incorporate the effect of financing the transaction:

(Amounts in thousands)                                     1995      1994
Revenue                                                $181,389  $154,288
Net income before change in accounting principle          7,847     4,550
Net income applicable to common stock                     6,887     3,521
Net income per common and common equivalent share          $.72      $.39

In connection with this transaction, the Company entered into a Put and Call, Right of First Refusal and Co-Sale Agreement with SICPA pursuant to which SICPA was granted a call option to purchase the Company's 60% interest in Flex Products and the Company was granted a put option to sell the Company's 60% interest in Flex Products to SICPA. The call price is $25 million plus (i) two times the amount by which Flex Products' annual sales immediately preceding the call exceed $23.6 million (ii) times 60% (the Company's ownership percentage of Flex Products). The put price is $20 million plus (i) 1.5 times the same increase in Flex Products' sales (ii) times 60%. The put and call options can be exercised at any time after May 8, 1998 and before May 8, 2003, and cannot be exercised in the event Flex Products completes a public offering. This agreement also provides for a right of first refusal in favor of each of SICPA and the Company to buy the other's shares and also provides a co-sale right which requires that on any sale of a party's shares, the other party is allowed to participate on a pro rata basis in the sale.

The Agreement with SICPA also provides conditions under which either party may cause Flex Products to have an initial public offering of its common stock.

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between OCLI and SICPA without SICPA's consent. In January 1997, the Delaware Chancery Court rendered a decision on one of the issues in dispute, upholding the position of OCLI and Flex Products that a simple majority of the Flex Products Board of Directors has the authority to authorize a public offering of Flex Products' securities prior to May 8, 1998, independent of the rights of either SICPA or OCLI to cause Flex Products to have an initial public offering of its common stock created under the Put and Call, Right of First Refusal and Co-Sale Agreement. The lawsuit did not have, nor is it expected to have, an impact on Flex Products' operations or on the sale of product to SICPA given the proprietary nature of the product and the 15 year exclusive supply contract between Flex Products and SICPA which requires SICPA to make annual minimum purchases from Flex Products or to pay liquidated damages in the event that such minimum purchases are not satisfied.

NETRA CORPORATION. In February 1995, the Company acquired the assets and liabilities of Netra Corporation, a precision injection molded plastic optics manufacturer, for a total purchase price of approximately $3.1 million. The purchase price consisted of a cash payment of $1.5 million and the balance of approximately $1.6 million paid by the issuance of 164,735 shares of the Company's common stock. The acquisition was recorded as a purchase. If the acquisition of Netra had occurred at the beginning of fiscal 1995, the results of operations would not have been materially different.

GOODWILL. At October 31, 1996, other assets and investments includes $6.9 million of goodwill, of which $5.9 million is attributed to the purchase of MMG and is being amortized over fifteen years and $1.0 million is attributed to the purchase of Netra and is being amortized over five years.

5.   STOCKHOLDERS' EQUITY

STOCKHOLDER RIGHTS PLAN. In November 1987, the Company adopted a Stockholder Rights Plan which expires in November 1997, under which the Company declared a dividend of preferred stock purchase rights which only become exercisable, if not redeemed, ten days after a person or group has acquired 20% or more of the Company's common stock or the announcement of a tender offer which would result in a person or group acquiring 30% or more of the Company's common stock. Under certain circumstances, the plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock or the common stock of the acquirer having a market value of twice the exercise price.

PREFERRED STOCK. The Company has authorized 100,000 shares of preferred stock at $.01 par value of which 10,000 shares were designated Series A Preferred Stock in connection with the Company's Stockholder Rights Plan. None of the Series A Preferred Stock is issued. Additionally, 15,000 shares were designated Series B Preferred Stock, of which 8,350 shares were issued and subsequently converted to common stock on call for redemption. None of the Series B Preferred Stock is currently issued and outstanding.

In May 1995, as part of the financing of the acquisition of a controlling interest in Flex Products, Inc., the Company issued 12,000 shares of 8% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") in consideration for $1,000 per share. The Series C Preferred Stock is convertible into common stock at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances). The Series C Preferred Stock is redeemable by the Company commencing two years from the date of issuance (if the Company's common stock is trading at $17 per share or more for any 20 consecutive day period) and, after three years, unconditionally, at 108% of the purchase price per share, declining to 100% over four years. The holders of the Series C Preferred Stock are entitled to receive a cumulative annual dividend of $80 per share, which is payable quarterly and has preference to any other dividends being paid by the Company.

The holders of shares of Series C Preferred Stock are not entitled to notice of any stockholders' meetings or to vote on any matter, except as provided by law or as otherwise specified in the Series C Preferred Stock Certificate of Designation, Preferences and Rights. If, however, dividends on the Series C Preferred Stock are in arrears in an amount equal to four quarterly dividends, a default period would begin in which the holders of the Series C Preferred Stock, voting as a class, would have the right to elect the greater of 2 directors or a number of directors not less than 25% of the total number of authorized directors. Such right terminates upon expiration of the default period. The holders of the Series C Preferred Stock are entitled to a liquidation preference equal to $1,000 per share plus accrued and unpaid dividends. The Company may not create any series or class of capital stock ranking prior or equal to the Series C Preferred Stock unless the terms of any such series or class is approved by the holders of not less than sixty-six and two-thirds percent (66-2/3%) of the outstanding shares of Series C Preferred Stock, voting separately as a class.

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

6.   INCENTIVE COMPENSATION PLANS, STOCK OPTION PLANS AND WARRANTS

Under the Company's incentive compensation and employee stock option plans, options have been granted to purchase the common stock of the Company at prices equal to 100% of the market price of the Company's common stock at the date of grant. At October 31, 1996, outstanding options were exercisable at prices ranging from $6.125 to $17.375 per share. Options expire five and ten years from the date of grant.

Changes in options, shares reserved for issuance and options available for future grants under these plans were as follows:

                                              SHARES
                                             SUBJECT TO   AVAILABLE
                                            OUTSTANDING   FOR FUTURE
                                   RESERVED   OPTIONS       GRANTS

BALANCE AT NOVEMBER 1, 1993       1,505,492   1,090,679     414,813
Granted                                         819,900    (819,900)
Exercised for cash                   (2,884)     (2,884)
Canceled                             (3,300)   (564,100)    560,800
BALANCE AT OCTOBER 31, 1994       1,499,308   1,343,595     155,713
Authorized and reserved             600,000                 600,000
Granted                                         474,500    (474,500)
Exercised for cash                 (261,295)   (261,295)
Canceled                                        (25,000)     25,000

BALANCE AT OCTOBER 31, 1995       1,838,013   1,531,800     306,213
Authorized and reserved             950,000                 950,000
Granted                                         546,450    (546,450)
Exercised for cash                 (229,800)   (229,800)
Canceled                            (13,200)                13,200
BALANCE AT OCTOBER 31, 1996       2,558,213   1,835,250     722,963
EXERCISABLE AT OCTOBER 31, 1996               1,015,934

The weighted average exercise price of the exercisable options at October 31, 1996 was $7.60 per share.

7.   INCOME TAXES

The provision for income taxes consisted of:

(Amounts in thousands)                        1996   1995    1994
CURRENT:
  Federal                                   $2,120 $3,617  $2,174
  State                                        309    964     516
  Foreign                                    (149)    609      58
                                             2,280  5,190   2,748

DEFERRED:
  Federal                                    1,535    626     249
  State                                       (369)  (586)    281
  Foreign                                      (21)   253    (198)
                                             1,145    293     332
                                            $3,425 $5,483  $3,080



The reconciliation of the effective income tax rates to the federal statutory rates was as follows:

                                              1996    1995   1994
Statutory federal income tax rate             34.0%   34.0%  34.0%
State taxes, net of federal tax benefit        7.1     6.3    6.9
Foreign income taxes at rates different
 from U.S. statutory rates                     4.8     3.6    0.7
Business tax credits (state tax
 credits net of federal tax effect)          (10.3)   (3.0)
Tax benefit from export sales corporation     (1.7)   (1.0)  (1.3)
Adjustment of prior year provisions            3.1     0.2   (0.2)
     Effective tax rate                       37.0%   40.1%  40.1%

DEFERRED TAX ASSETS (LIABILITIES). The Company's deferred tax assets and liabilities at October 31, 1996 and 1995 under SFAS 109 arise from the following temporary differences in accounting for financial versus tax reporting purposes:

 (Amounts in thousands)                             1996     1995
CURRENT:
Valuation reserves and accruals not deductible
 for tax purposes until paid or utilized         $ 4,112  $ 4,700
Intercompany profit eliminated for financial
 reporting purposes which is taxable currently       440      570
Domestic net operating losses available
 for carryforward                                    521      896
Asset valuation difference between financial and
 tax reporting basis due to purchase accounting 189 254 State tax credits eligible for carryforward related
 to purchased equipment                              118
Other                                               (215)     245
     Total deferred tax assets (liabilities)        5,165   6,665

NONCURRENT:
Domestic net operating losses available
 for carryforward                                   4,655   4,838
Foreign net operating losses available
 for carryforward                                   2,273   1,245
Tax depreciation greater than financial
 reporting depreciation                            (2,825) (3,169)
Intangible assets, difference between
 financial and tax reporting
 basis and periods                                   (858) (1,204)
Burden and interest on self-constructed
 assets expensed for tax purposes and
 depreciated for financial reporting
 purposes                                            (548)   (659)
Plant and equipment written off for
 financial reporting purposes,
 depreciable for tax purposes                        308      497
Valuation reserves and accruals not
 deductible for tax reporting
 purposes until utilized or paid                     (21)     136
Costs required to be capitalized under
 the uniform capitalization
 tax rules which are deducted for
 financial reporting purposes                        389      781
Liability for postretirement health
 benefits not deductible for
 tax purposes until paid                             690      674
State tax credits eligible for
 carryforward related to purchased equipment         678      419
Other                                                 98      (42)
                                                   4,839    3,516
Less valuation allowance                          (2,192)  (1,158)
                                                   2,647    2,358
     Total deferred tax balances                  $7,812   $9,023

The Company has provided a valuation allowance related to the deferred tax asset resulting from the operating loss carryforwards of certain of its foreign subsidiaries until the realization of the loss carryforwards is more likely than not. The 1996 valuation allowance increase is primarily due to losses reported in 1996 by certain of those subsidiaries.

The Company has recognized benefits in 1996, 1995 and 1994 for research and development tax credits and, in 1996, for California manufacturers investment credit.

Income taxes have not been provided on approximately $9.2 million of unremitted earnings of the Company's subsidiary in Scotland. The Company intends to continue to reinvest these amounts in the subsidiary's operations. Should any of these amounts be distributed to the Company, any taxes on these distributions would be substantially offset by foreign tax credits.

During 1995, the Company recorded $873,000 of deferred tax assets related to the purchase of Netra and $4.7 million of deferred tax assets with the consolidation of Flex Products. These deferred tax assets have been recorded under the guidelines of SFAS No. 109, Accounting for Income Taxes, on the premise that future taxable income will more likely than not be adequate to realize future tax benefits of the available net operating loss carryforwards giving rise to these deferred tax assets.

8.   EMPLOYEE BENEFIT PLANS

U.S. OPERATIONS. The Company has an Employee Stock Ownership Plan (ESOP+), a defined contribution plan, for its non-Flex Products Santa Rosa employees and a 401(k) plan with a Company match for the employees of Flex Products. Company matching contributions to ESOP+ are determined by a profit sharing formula with additional contributions, if any, determined by the Company's Board of Directors. Company matching contributions to Flex Products' 401(k) plan are 75% of the first 6% of employee contributions under the plan. The Company follows the policy of funding Company contributions as accrued. Company contributions to ESOP+ are made in the form of the Company's common stock or in the form of cash to purchase the Company's common stock. Company contributions under Flex Products' 401(k) plan are paid in cash. The Company contributed to ESOP+ and charged to operations $580,000, $1,225,000 and $950,000 in 1996, 1995 and 1994. Contributions to
Flex Products' 401(k) plan were $207,000 for 1996 and $84,000 for the six months May through October 1995.

SCOTTISH OPERATIONS. The Company's Scottish subsidiary maintains a contributory defined benefit pension program covering most of its employees. Benefits are primarily based on years of service and compensation. The program is funded in conformity with the requirements of applicable U.K. government regulations. Plan assets are invested in fixed interest and balanced fund units which are primarily comprised of corporate equity securities.

The funded status of the plan at October 31, 1996, 1995 and 1994 is as follows:

(Amounts in thousands)                             1996      1995      1994

Plan assets at fair value                        $6,704    $5,464    $4,971
Projected benefit obligation                     (6,250)   (5,575)   (4,820)
Plan assets greater (less) than
 projected benefit obligation                       454      (111)      151
Unrecognized net loss                               301       870       640
Unrecognized transition asset
 being amortized over 19 years                     (453)     (473)     (521)
     Prepaid pension cost included
      in other assets                             $ 302     $ 286    $  270

At October 31, 1996, 1995 and 1994, the projected benefit obligations include accumulated benefit obligations of $5,658,000, $5,344,000 and $4,621,000 of which $5,643,000, $5,323,000 and $4,602,000 are vested.

A discount rate of 8.5% was used in determining the present value of the projected benefit obligation. The expected long-term rate of return on assets was 9% and the assumed rate of increase in future compensation levels was 5.5%.



The net pension expense recorded in 1996, 1995 and 1994 included the following components:

(Amounts in thousands)                               1996    1995      1994

Service-cost benefits earned during the period      $ 364   $ 313     $ 275
Interest cost on projected benefit obligation         474     439       317
Actual return on plan assets                         (674)   (318)     (479)
Net amortization and deferral                         163    (160)       92
     Net pension expense                            $ 327   $ 274     $ 205

9.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company sponsors a contributory defined benefit postretirement plan for its U.S. operations which provides medical, dental and life insurance benefits to employees who meet age and years of service requirements prior to retirement and who agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits at any time.

The Company's contribution is a set amount per retiree depending on the retiree's years of service and dependent status at the date of retirement and the age of the retiree and dependents when benefits are provided. Cost increases are paid by the retiree.

The postretirement plan's benefit obligation was as follows for the years ended October 31, 1996, 1995 and 1994:

(Amounts in thousands)                                 1996   1995    1994

Accumulated postretirement benefit obligation:
Retirees                                             $1,058 $1,012   $ 894
Fully eligible plan participants                        336    243     175
Other active plan participants                          756    744     590
     Total accumulated postretirement
      benefit obligation (unfunded)                   2,150  1,999   1,659

Unrecognized loss                                      (279)  (227)    (91)
     Accrued postretirement
      benefit obligation                             $1,871 $1,772  $1,568


The following components were included in net periodic postretirement benefit cost for the years ended October 31, 1996, 1995 and 1994:

(Amounts in thousands)                                 1996   1995    1994

Service-cost benefits earned during the period         $ 69   $ 50    $ 59
Interest cost on accumulated postretirement
 benefit obligation                                     141    133     120
 Amortization and deferral                               55
     Net postretirement benefit cost                   $265   $183    $179

Because the Company has established a maximum amount it will pay per retiree under the plan, health care cost trends do not affect the calculation of the accumulated benefit obligation or the net postretirement benefit cost. The weighted average discount rate used in determining the accumulated benefit obligation was 8.0% in 1996, 7.25% in 1995 and 8.0% in 1994.

10.  CONTINGENCIES AND COMMITMENTS

U.K. PATENT INFRINGEMENT SUIT. During the past several years, the Company has been engaged in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on the financial statements.

CONCENTRATIONS OF CREDIT RISK. The Company grants credit to customers, subject to credit approval, for most of its sales. At October 31, 1996, accounts receivable from customers in foreign countries, primarily in Europe and Asia, were $16.1 million, constituting 58% of accounts receivable.

OPERATING LEASE AGREEMENTS. The Company and its subsidiaries lease computer equipment, manufacturing space and warehouse space. The operating lease payments are recorded as rental expense and totaled $4,881,000, $2,481,000 and $2,186,000 for 1996, 1995 and 1994. Future minimum operating lease payments amount to $23.1 million, and for the years 1997 through 2001 are $5,343,000, $4,215,000, $4,068,000, $3,822,000 and $3,745,000 under operating lease agreements in effect at October 31, 1996. During 1996, the Company entered into three operating lease arrangements to finance the cost of a continuous coating machine and related equipment and to finance the cost of two coating machines to be used in the manufacturing operations of Flex Products. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease term.

EMPLOYMENT AGREEMENTS. The Company has approved employment agreements for officers and employment assurance agreements for certain management and technical employees, as well as increases in severance benefits for full-time employees, to be effective in the event of certain changes in control of the Company. These agreements are currently effective through 1997.

11.  INFORMATION ON OPERATIONS

INVENTORIES.  Inventories as of October 31, 1996 and 1995 consisted of:

(Amounts in thousands)                               1996    1995
Raw materials and supplies                         $7,483  $7,330
Work-in-process                                     8,797   7,527
Finished goods                                      2,421   1,029
     Total inventories                            $18,701 $15,886

ACCRUED EXPENSES. Accrued expenses at October 31, 1996 and 1995 consisted of the following:

(Amounts in thousands)                               1996    1995
Workers' compensation reserve                      $  659  $  937
Ground water remediation reserve                      659   1,187
Other accrued liabilities                           5,248   7,391
     Total accrued expenses                        $6,566  $9,515

INTEREST. Interest expense and amounts capitalized were as follows for the years ended October 31, 1996, 1995 and 1994:

(Amounts in thousands)                        1996   1995    1994
Interest costs incurred                     $4,696 $4,326  $3,372
Less amounts capitalized                     1,172    779     157
     Net interest expense                   $3,524 $3,547  $3,215

SALES INFORMATION. Significant customers and sales to the federal government were as follows:

The Company's largest customer in 1996 is also a 40% owner of Flex Products. Sales to this customer were 13% of consolidated sales for 1996 and 12% of consolidated sales for the six months of 1995 in which Flex Products' sales were consolidated. The Company's second largest customer in 1996 is also an approximate 10% common stockholder. Sales to this customer accounted for approximately 5% of sales in 1996, 8% of sales in 1995 and 7% of sales in 1994.

Sales of products and services to the federal government, primarily under subcontracts, were 9%, 10% and 11% of net revenues in 1996, 1995 and 1994. Certain of these contracts are subject to cost review by various governmental agencies. Management believes that adjustments, if any, will not be material to the operating results of the Company.

FOREIGN OPERATIONS. Foreign sales for the years ended October 31, 1996, 1995 and 1994 were as follows:

(Amounts in thousands)                        1996     1995      1994
Export sales by U.S. operations:
 To Asian countries                        $24,911  $21,305   $15,012
 To European and other countries            26,761   16,012     4,243
                                            51,672   37,317    19,255
Foreign sales by European operations        38,795   42,840    40,241
     Total foreign sales                   $90,467  $80,157   $59,496

Identifiable assets of the Company's foreign operations were $37.7 million at October 31, 1996, $43.2 million at October 31, 1995 and $43.3 million at October 31, 1994.

DOMESTIC AND FOREIGN INCOME (LOSS). The Company's domestic and foreign income (loss) before income taxes was as follows for the years ended October 31, 1996, 1995 and 1994:

(Amounts in thousands)                        1996     1995      1994
Domestic                                   $10,885  $12,867   $ 8,311
Foreign                                     (1,628)     823      (627)
     Total                                 $ 9,257  $13,690   $ 7,684

CHANGES IN ACCOUNTING PRINCIPLES. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to adopt the disclosure provisions of the accounting standard for fiscal year 1997. Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees," but would be required to disclose pro forma net income and earnings per share in a note to the financial statements as if the Company had applied the new method of accounting. The Company expects to continue to account for its employee stock compensation plans in accordance with the provisions of APB 25. Accordingly, SFAS No. 123 is not expected to have any impact on the Company's results of operations or financial position.

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets, which requires the Company to adopt the accounting and disclosure provisions of the accounting standard for fiscal year 1997. The new standard requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment, measured by comparing the carrying amount of the asset to its fair value, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company has not assessed the effect, if any, of adopting SFAS 121.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     SUPPLEMENTAL FINANCIAL INFORMATION
                                   (Unaudited)

Results of operations for each quarter of fiscal 1996 were as follows:

Three months ended         JAN 28,    APR 28,    JUL 28,    OCT 31,
(Amounts in thousand,      1996(1)    1996(1)    1996(1)    1996(1)  1996
except per share data)
Revenues                  $43,911    $48,451    $48,772    $48,061 $189,195
Cost of sales              29,495     30,652     33,353     33,269  126,769
 Gross profit              14,416     17,799     15,419     14,792   62,426
Operating Expenses:
 Research and development   2,388      2,622      2,934      3,789   11,733
 Selling and administrative 9,107     10,094      8,109      9,835   37,145
 Amortization of
   intangibles                287        278        284        297    1,146
  Total operating expenses 11,782     12,994     11,327     13,921   50,024
Income from operations      2,634      4,805      4,092        871   12,402
Other income (expense):
 Interest income               74         65         52        188      379
 Interest expense            (911)      (812)      (829)      (972)  (3,524)
Income before provision for
 income taxes and minority
 interest                   1,797      4,058      3,315         87    9,257
Provision (benefit) for
 income taxes                 754      1,705      1,117       (151)   3,425
Minority interest             303        282        165       (114)     636
 Net income                   740      2,071      2,033        352    5,196
Dividend on convertible
 redeemable preferred stock   240        240        240        240      960
 Net income applicable
 to common stock            $ 500     $1,831     $1,793       $112  $ 4,236
 Net income per common and
  common equivalent share   $ .05     $  .18     $  .17     $  .01    $ .41
Weighted average number
 of common shares
 outstanding
 (in thousands)            10,119     10,158     10,550     10,358   10,301

(1) Reflects the consolidation of Flex Products, Inc., a 60% owned subsidiary.



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                        SUPPLEMENTAL FINANCIAL INFORMATION
                                   (Unaudited)

Results of operations for each quarter of fiscal 1995 were as follows:

Three months ended         JAN 31,    APR 30,    JUL 31,    OCT 31,
(Amounts in thousand,      1995       1995       1995(1)    1995(1)  1995
except per share data)

Revenues                    $35,993   $41,487    $47,289    $44,648 $169,417
Cost of sales                21,352    25,923     29,536     29,198  106,009
 Gross profit                14,641    15,564     17,753     15,450   63,408
Operating Expenses:
 Research and development     1,387     1,632      2,546      2,836    8,401
 Selling and administrative   9,244     9,390      9,707      9,121   37,462
 Amortization of intangibles    171       304        213        287      975
  Total operating expenses   10,802    11,326     12,466     12,244   46,838
Income from operations        3,839     4,238      5,287      3,206   16,570
Other income (expense):
 Interest income                226       196        127        118      667
 Interest expense              (920)     (991)      (974)      (662)  (3,547)
Income before provision for
 income taxes and minority
  interest                     3,145    3,443      4,440      2,662   13,690
Provision for income taxes     1,321    1,445      1,866        851    5,483
Minority interest                                    443        373      816
 Net income                    1,824    1,998      2,131      1,438    7,391
Dividend on convertible
 redeemable preferred stock     --        --         222        240      462
 Net income applicable to
  common stock               $ 1,824  $ 1,998    $ 1,909    $ 1,198  $ 6,929
 Net income per common
  and common equivalent
  share                         $.20     $.21      $.20       $.12      $.73
Weighted average number of
 common shares outstanding
 (in thousands)                9,025    9,377     9,557     10,066     9,510

(1) Reflects the consolidation of Flex Products, Inc., a 60% owned subsidiary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and 13 of Form 10-K is omitted since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended October 31, 1996, a definitive proxy statement pursuant to Regulation 14A in connection with its 1997 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated by reference into
Item 10.

                                     PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)    1. CONSOLIDATED FINANCIAL STATEMENTS:

          The following consolidated financial statements are included in
          Item 8:
                                                              PAGE(S)
          Independent Auditors' Report                            22
          Consolidated Balance Sheets                             23
          Consolidated Statements of Income                       24
          Consolidated Statements of Cash Flows                25-26
          Consolidated Statements of Common
            Stockholders' Equity                                  27
          Notes to Consolidated Financial Statements              28
          Supplemental Financial Information                   40-41

(A)   2.  FINANCIAL STATEMENT SCHEDULES

          The following consolidated financial statement schedules are included in Item 14(d):

          Schedule II - Valuation and Qualifying accounts         46

All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the accompanying notes.



(A)   3.  LISTING OF EXHIBITS

The following are filed as Exhibits to this Annual Report on Form 10-K. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
No.                         Description

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

4.8 Secured Promissory Note between Optical Coating Laboratory, Inc. and Aid Association for Lutherans dated November 8, 1995. Incorporated by reference to Exhibit 4.8 of the Registrant's Form 10-K for the year ended October 31, 1995.

4.9 First Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc., Bank of America, NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of December 15, 1995. Incorporated by reference to Exhibit 4.9 of the Registrant's Form 10-K for the year ended October 31, 1995.

9     Not applicable.

Exhibit
No.                         Description

10.0 Registrant's Employee Stock Ownership Plan (OCLI ESOP+), as amended. Incorporated by reference to Exhibit (10)(c) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.1 Registrant's 1996 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1996.(1)

10.2 Registrant's 1995 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 10, 1995.(1)

10.3 Registrant's 1993 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1993.(1)

10.4 Registrant's 1992 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1992. (1)

10.5 Registrant's 1991 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 25, 1991. (1)

10.6 Registrant's 1987 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 19, 1987. (1)

10.7 Registrant's 1984 Incentive Stock Option Plan. Incorporated by reference to Exhibit (10)(d) of the Registrant's Form 10-K for the year ended October 31, 1985. (1)

10.8 Registrant's 1983 Incentive Stock Option Plan. Incorporated by reference to Exhibit (10)(d) of the Registrant's Form 10-K for the year ended October 31, 1983. (1)

10.9 Registrant's 1982 Incentive Stock Option Plan. Incorporated by reference to Exhibit A of Proxy Statement of Registrant dated March 1, 1982. (1)

10.10 Registrant's Directors' and Officers' Liability and Corporate Reimbursement Insurance Policy. Incorporated by reference to Exhibit
      (10)(i) of the Registrant's Form 10-K for the year ended October 31, 1987. (1)

10.11 Form of Directors' and Officers' Indemnification Agreement.
      Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987. (1)

10.12 Employment Agreements between Registrant and its Executive Officers. Incorporated by reference to Exhibit (10)(k) of the Registrant's Form 10-K for the year ended October 31, 1987. Second Amendment thereto incorporated by reference to Exhibit (28)(a) of the Registrant's Form 10-Q for the quarter ended January 31, 1992. Third Amendment thereto incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the year ended October 31, 1993. (1)

10.13 Form of Fourth Amendment to Employment Agreements between Registrant and its Executive Officers dated November 20, 1995. Incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended October 31, 1995. (1)



Exhibit
No.                         Description

10.14 Form of Employment Assurance Agreements between Registrant and its key technical and professional employees. Incorporated by reference to Exhibit (10)(l) of the Registrant's Form 10-K for the year ended October 31, 1987. Form of Amendment thereto incorporated by reference to Exhibit (28)(b) of the Registrant's Form 10-Q for the quarter ended January 31, 1992. (1)

10.15 Form of Amendment to Employment Assurance Agreements between Registrant and its key technical and professional employees dated November 20, 1995. Incorporated by reference to Exhibit 10.14 of the Registrant's Form 10-K for the year ended October 31, 1995.(1)

10.16 Mortgage Agreement between the Scottish Development Agency and Registrant's Scottish Subsidiary. Incorporated by reference to Exhibit (10)(o) of the Registrant's Form 10-K for the year ended October 31, 1987.

10.17 Acquisition Agreement between Henning Von Birkhahn and Ingo Mertens and the Registrant's German subsidiary, OCLI Optical Coating Laboratory GmbH, dated December 31, 1992 for the acquisition by the Registrant of MMG MinnahYtte Maschinelle Glasbearbeitung GmbH. Incorporated by reference to Exhibit 2A of Registrant's Form 8-K dated December 31, 1992.

10.18 Stock and Note Purchase Agreement by and among OCLI, SICPA Holdings S.A., ICIA, ICIAH and Flex Products, Inc. Incorporated by reference to the Registrant's Form 8-K dated May 23, 1995 and Registrant's Form 8-K/A dated April 11, 1996.

10.19 Employment Agreement Letter between John McCullough and the
      Registrant dated October 31, 1995. Incorporated by reference to
      Exhibit 10.18 of the Registrant's Form 10-K for the year ended October 31, 1995.(1)
10.20*1997 Management Incentive Plan (1)
11* Computation of earnings (loss) per share for the years ended October 31, 1996, 1995 and 1994.

12    Not applicable
13    Not applicable
16    Not applicable
18    Not applicable
21*   Subsidiaries of the Registrant
22    Not applicable
23*   Independent Auditors' Consent and Report on Schedules
24    Not applicable
27*   Financial Data Schedule
28    Not applicable
99    Not applicable
*     Items not previously filed are designated by an asterisk.
(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(b)  REPORTS ON FORM 8-K
     None



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (S-X, RULE 12-09)
                             (AMOUNTS IN THOUSANDS)

COLUMN A                COLUMN B        COLUMN  C       COLUMN D    COLUMN E
                                        ADDITIONS
                      BALANCE AT  CHARGED TO  CHARGED   DEDUCTIONS  BALANCE
                      BEGINNING   COSTS AND   TO OTHER  AMOUNTS      AT END
DESCRIPTION           OF PERIOD   EXPENSES    ACCOUNTS  CHARGED OFF OF PERIOD

ALLOWANCE FOR
  DOUBTFUL ACCOUNTS:
 Year ended
   October 31, 1996      $1,229     $674       $(7)(a)     $121       $1,775

 Year ended
   October 31, 1995      $1,810     $369       $136(a)   $1,086       $1,229

 Year ended
   October 31, 1994      $1,817     $667        $85(a)     $759       $1,810


ALLOWANCE FOR INTERCOMPANY PROFIT
IN INVENTORY:

 Year ended
   October 31, 1996      $1,316     $-0-         $-0-      $300       $1,016

 Year ended
   October 31, 1995      $1,166     $150         $-0-      $-0-       $1,316

 Year ended
   October 31, 1994      $1,130      $36         $-0-      $-0-       $1,166


VALUATION RESERVES FOR INVENTORY:

 Year ended
   October 31, 1996        $616   $1,496         $-0-     $-0-        $2,112

 Year ended
   October 31, 1995        $765     $-0-         $-0-     $149          $616

 Year ended
   October 31, 1994        $826     $-0-         $-0-      $61          $765


(a)The 1995 balance consists primarily of amounts recorded in connection with the acquisition of Flex Products. The 1996 and 1994 balances consist of recoveries and foreign currency translation effects.




                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 29, 1997        OPTICAL COATING LABORATORY, INC.

                              By:  /s/Joseph C. Zils
                                 Joseph C. Zils
                                 Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                     TITLE                       DATE

                        Chairman of the Board, President,
                            Chief Executive Officer
                            (Principal Executive and
/s/Herbert M. Dwight, Jr       Operating Officer)         January 29, 1997
Herbert M. Dwight, Jr.


/s/John McCullough        Director and Vice President     January 29, 1997
John McCullough

                         Vice President, General Counsel,
                               Corporate Secretary
                           and Chief Financial Officer
/s/Joseph C. Zils         (Principal Financial Officer)   January 29, 1997


/s/Douglas C. Chance               Director               January 29, 1997
Douglas C. Chance


/s/Shoei Kataoka                   Director               January 29, 1997
Shoei Kataoka


/s/Julian Schroeder                Director               January 29, 1997
Julian Schroeder

/s/Renn Zaphiropoulos              Director               January 29, 1997
Renn Zaphiropoulos