Form 10-Q
period 1997-01-31
OPTICAL COATING LABORATORY INC
filed 1997-03-17
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q
Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JANUARY 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

  For the transition period from __________ to __________



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X]   No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Classes of Common Stock:
                          COMMON STOCK, $.01 PAR VALUE

               Outstanding at February 28, 1997: 10,176,723 shares


This document contains 15 pages.

The Exhibit listing appears on Page 14.




                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 JANUARY 31,  OCTOBER 31,
ASSETS                                                 1997         1996
(Amounts in thousands)                           (Unaudited)

CURRENT   Cash and short-term investments            $10,056   $  16,027
ASSETS    Accounts receivable, net of allowance for
          doubtful accounts of $1,779 and $1,775      31,090      27,700
          Inventories                                 18,995      18,701
          Income taxes receivable                        395       1,248
          Deferred income tax assets                   6,663       5,165
          Other current assets                         2,122       1,230
              Total Current Assets                    69,321      70,071
OTHER     Deferred income tax assets                   3,238       4,451
ASSETS    Other assets and investments                 9,580      10,680

PROPERTY, Land and improvements                        9,176       9,200
PLANT AND Buildings and improvements                  41,580      40,953
EQUIPMENT Machinery and equipment                    112,977     112,326
          Construction-in-progress                     6,664       6,190
                                                     170,397     168,669
          Less accumulated depreciation              (83,556)    (81,100)
           Property, plant and equipment-net          86,841      87,569
                Total Assets                        $168,980    $172,771

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT   Accounts payable                           $ 5,853     $ 7,199
LIABIL-   Accrued expenses                             7,102       6,566
ITIES     Accrued compensation expenses                5,980       7,057
          Income taxes payable                         1,701       1,823
          Current maturities on long-term debt         5,583       4,981
          Notes payable                                2,485       3,112
          Deferred revenue                             1,415       1,246
                Total Current Liabilities             30,119      31,984
NON-
CURRENT   Accrued postretirement health benefits
LIABIL-   and pension liabilities                      2,293       2,308
ITIES     Deferred income tax liabilities              1,821       1,804
          Long-term debt                              43,868      45,788
          Minority interest                           11,848      11,328
          Convertible redeemable preferred stock      11,309      11,309

COMMON    Common stock, $.01 par value; authorized
STOCK-      30,000,000 shares; issued and
HOLDERS'    outstanding
EQUITY    9,791,000 and 9,761,000 shares                  98         98
          Paid-in capital                             47,485     47,219
          Retained earnings                           21,065     20,984
          Cumulative foreign currency
            translation adjustment                      (926)       (51)
           Common Stockholders' Equity                67,722     68,250
                Total Liabilities and
                  Stockholders' Equity              $168,980   $172,771

The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the three months ended January 31, 1997 and 1996
 (Amounts in thousands, except per share amounts)
                                                           1997    1996

REVENUES  Revenues                                      $45,720 $43,911
          Cost of sales                                  30,199  29,495
            Gross Profit                                 15,521  14,416

COSTS AND Operating Expenses:
EXPENSES         Research and development                 2,562   2,388
          Selling and administrative                     10,266   9,107
          Amortization of intangibles                       243     287
           Total Operating Expenses                      13,071  11,782

            Income from Operations                        2,450   2,634

          Nonoperating Income (Expense):
          Interest income                                   175      74
          Interest expense                               (1,052)   (911)

EARNINGS    Income Before Provision for Income Taxes
             and Minority Interest                        1,573   1,797

          Provision for income taxes                        630     754
          Minority interest                                  36     303
            Net Income                                      907     740

          Dividend on convertible redeemable
          preferred stock                                   240     240

            Net Income Applicable to Common Stock         $ 667   $ 500

          Net Income Per Common and Common
          Equivalent Share                                $ .07   $ .05

          Weighted average number of common shares used
          to compute earnings per share                  10,165  10,119



The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three months ended January 31, 1997 and 1996
 (Amounts in thousands, except per share amounts)
                                                           1997    1996
OPERA-    Cash Flows From Operations:
TIONS     Cash received from customers                  $41,641  $42,911
          Interest received                                 164      101
          Cash paid to suppliers and employees          (41,811) (37,568)
          Cash paid to ESOP+                                (31)
          Interest paid                                  (1,426)  (2,892)
          Income taxes paid, net of refunds                 (51)  (4,633)
             Net Cash Used For Operations                (1,514)  (2,081)

INVEST-   Cash Flows From Investments:
MENTS     Purchase of plant and equipment                (3,078)  (5,421)
          Proceeds from sale-leaseback of
            new equipment                                          5,900
             Net Cash (Used For) Provided
               By Investments                            (3,078)     479

FINANCING Cash Flows From Financing:
          Proceeds from long-term debt                             2,600
          Proceeds from notes payable                         8      154
          Proceeds from exercise of stock options            96      198
          Proceeds from note to minority stockholder        484
          Repayment of long-term debt                      (481)  (2,468)
          Repayment of notes payable                       (418)
          Payment of dividend on preferred stock           (240)    (240)
          Payment of dividend on common stock              (586)    (571)
             Net Cash Used For Financing                 (1,137)    (327)

          Effect of exchange rate changes on cash          (242)    (118)
          Decrease in cash and short-term investments    (5,971)  (2,047)
          Cash and short-term investments
            at beginning of period                       16,027    6,602
          Cash and short-term investments
            at end of period                           $ 10,056  $ 4,555



                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

For the three months ended January 31, 1997 and 1996
(Amounts in thousands)

                                                           1997    1996
ADJUST-   Reconciliation of Net Income To
MENTS       Cash Flows From Operations:

          Net income                                     $  907   $ 740

          Adjustments to reconcile net
           income to net cash
           used for operations:
            Depreciation and amortization                3,246    3,178
            Minority interest in earnings of
              Flex Products                                 36      303
            Loss on disposal or abandonment
              of equipment                                  42        2
            Accrued postretirement health benefits          16       11
            Deferred income tax liabilities                 27       97
            Other non-cash adjustments to net income       109      (82)
            Change in:
             Accounts receivable                        (4,011)  (1,337)
             Inventories                                  (599)    (883)
             Income tax receivable                         852   (1,589)
             Deferred income tax assets                   (325)     531
             Other current assets and other assets
               and investments                            (546)    (875)
             Accounts payable, accrued expenses and
               accrued compensation expenses            (1,452)  (2,406)
             Deferred revenue                              169       74
             Income taxes payable                           15      155
               Total adjustments                        (2,421)  (2,821)

             Net Cash Used For Operations              $(1,514) $(2,081)

The accompanying notes are an integral part of these financial statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                                   (Unaudited)

For the three months ended January 31, 1997
(Amounts in thousands)                                             Foreign
                                 Common Stock    Paid-in Retained  Currency
                                 Shares  Amount  Capital Earnings  Translation

BALANCE AT NOVEMBER 1, 1996       9,761   $98    $47,219  $20,984     $ (51)
Shares issued to Employee Stock
  Ownership Plan                     15              159
Exercise of stock options,
  including tax benefit and
  shares issued to directors         15              107
Foreign currency translation
  adjustment                                                           (875)
    Net income                                               907
    Dividend on preferred stock                             (240)
    Dividend on common stock                                (586)
BALANCE AT JANUARY 31, 1997       9,791   $98    $47,485 $21,065      $(926)


The accompanying notes are an integral part of these statements.


                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  Three Months Ended January 31, 1997 and 1996
                                   (Unaudited)

1.   GENERAL

Optical Coating Laboratory, Inc. (OCLI) develops, manufactures and sells thin film coated products. Thin film coatings control and enhance light by altering the transmission, reflection and absorption of the various wavelengths of light energy to achieve a desired effect such as anti-reflection, shielding, conductivity or abrasion resistance. OCLI markets and sells its products worldwide to original equipment manufacturers (OEM's) who utilize thin film coated components or devices for optical and electro-optical systems for computers, photocopiers, LCD desktop projectors, scanners, instruments and satellites. OCLI sells its Glare/Guard(R) ergonomic computer display products through distributors and office supply retailers. Flex Products, Inc. (Flex Products), OCLI's 60% owned subsidiary, develops and manufactures thin film coatings on plastic film with a proprietary high speed process.

The Condensed Consolidated Balance Sheet as of January 31, 1997, the Condensed Consolidated Statements of Income for the three month periods ended January 31, 1997 and 1996, the Condensed Consolidated Statement of Common Stockholders' Equity for the three month period ended January 31, 1997 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended January 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at January 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.

The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results anticipated for the full year.

2.   INVENTORIES

Inventories consisted of the following:
                                           JANUARY 31, OCTOBER 31,
(Amounts in thousands)                           1997        1996

Raw materials and supplies                    $7,804     $7,483
Work-in-process                                8,813      8,797
Finished goods                                 2,378      2,421
     Total inventories                       $18,995    $18,701

3.   ACCRUED EXPENSES

Accrued expenses at January 31, 1997 and October 31, 1996 consisted of the following:

                                           JANUARY 31, OCTOBER 31,
(Amounts in thousands)                           1997        1996

Workers' compensation reserve                  $ 695      $ 659
Ground water remediation reserve                 759        659
Other accrued liabilities                      5,648      5,248
                                              $7,102     $6,566



4.   LONG-TERM DEBT

Long-term debt, including current maturities, at January 31, 1997 and October 31, 1996 consisted of the following:

                                           JANUARY 31,  OCTOBER 31,
(Amounts in thousands)                           1997         1996
Unsecured senior notes. Interest
  at 8.71% payable semiannually.
  Principal payable in annual
  installments of $3.6 million
  from 1998 through 2002.                     $18,000     $18,000

Unsecured bank term loan. Variable
  interest rates averaging 6.9%
  at October 31, 1996, payable
  quarterly. Principal payable
  semiannually as follows:

  Payment Dates          Amounts
  April 1997           $1,000,000
  Each October
  and April
  thereafter           $2,000,000            13,000       13,000

Mortgage payable.  Interest at 8%.
  Collateralized by a 72,000 sq. ft.
  newly constructed building and related
  land.  Principal and interest payments
  of $25,000 per month through 2011.           2,498       2,523

Mortgage payable.  Interest at 7.5%.
  Collateralized by a 65,000 sq. ft.
  newly constructed building and related
  land leased to Flex Products.
  Principal and interest
  payments of $28,000 per month
  through 2011.                               2,916        2,945

Land improvement assessment. Interest
  at an average rate of 6.75%. Principal
  and interest payable in semiannual
  installments of $77,000 through 1998.         210          276

Scottish Development Agency (SDA) building
  loan, with a conditional interest moratorium
  from February 1, 1995 through January 31, 1998
  with interest at 9.5% thereafter. Semiannual
  principal payments of approximately $100,000
  are payable through January 1998 with
  subsequent payments of $331,000, comprising
  principal and interest, through 2006.
  Collateralized by the land and building of
  the Company's Scottish subsidiary.          3,898        3,996

Notes payable to private parties in
  connection with the purchase of
  the Company's wholly-owned subsidiary
  in Germany (MMG). Principal and interest
  at 8% payable over ten years in quarterly
  installments of approximately $420,000
  through 2003.                               5,490        6,188

Bank loans of MMG with interest rates
  ranging from 4.5% to 8.0%.
  Payable in semiannual and annual
  installments through 2005.
  Partly collateralized by mortgages
  on MMG land and buildings
  and liens on equipment.                     3,378        3,760

Present value of obligations under
  capital leases at an imputed interest
  rate of 8.0%  payable in monthly
  installments through 2004.                     61           81
                                             49,451       50,769
Less current maturities                      (5,583)      (4,981)
     Total long-term debt,
       net of current maturities            $43,868      $45,788



The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $3.1 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $903,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1997 or 1996.

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

5.   STOCK OPTIONS

During the first quarter of 1997, 364,300 options were granted under the Company's incentive compensation and employee stock option plans. At January 31, 1997, 2,147,883 shares are subject to outstanding options, of which 1,148,304 options are exercisable. Options to purchase 393,829 shares of common stock are available for future grants under the plans.

6.   CONVERTIBLE REDEEMABLE PREFERRED STOCK

On February 25, 1997, 4,000 shares of the Company's 8% Series C Convertible Redeemable Preferred Stock were converted into approximately 386,000 shares of common stock at the conversion price of $10.50 per share.



                         PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

REVENUE. Revenue for the first quarter of fiscal 1997 was $45.7 million, compared to revenues of $43.9 million in the first quarter of fiscal 1996. 1997 revenues were higher in the company's defense and aerospace business for products used on communications satellites, in the Company's security products business for products produced by the Company's 60% owned subsidiary, Flex Products Inc. (Flex Products) and in the Company's display products business for computer aftermarket products and products used in
projection display applications.   Revenues for the company's office
automation business decreased in the first quarter of 1997 compared to the prior year.

GROSS PROFIT. Gross profit for the first quarter of fiscal 1997 was $15.5 million or 33.9% of revenue compared to $14.4 million or 32.8% of revenue for the first quarter of fiscal 1996. The 1997 gross profit improvement was primarily due to increased sales of higher margin products in the Company's defense and aerospace business, improvements in throughput and yield of the Company's new continuous coating facility and other benefits resulting from the Company's yield and cycle time improvement initiatives. Gross profit was down for the Company's manufacturing operation in Germany due to decreased demand for its office automation products and for the Flex Products operation due to additional costs of bringing its new coating machine online.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the first quarter of 1997 were $2.5 million compared to $2.4 million in 1996. Research and development expenditures were higher in the Company's Flex Products operation for the development of state-of-the-art coating processes for use in its new coating machine and were lower for the rest of the company due to the focus of technical resources on improvement of the Company's currently existing products and processes.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the first quarter of fiscal 1997 were $10.3 million compared to $9.1 million for the first quarter of 1996. The 1997 increase was primarily due to allocation of resources to marketing initiatives in targeted product areas, the accrual of bonuses in specific business areas for meeting or exceeding targeted financial performance and additional legal expense for defending a lawsuit with SICPA holding, S.A.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in revenue,
gross profit and operating expenses, the Company's income from operations was $2.5 million for the first quarter of fiscal 1997 compared to $2.6 million for the first quarter of fiscal 1996.

INTEREST INCOME AND EXPENSE. Interest income for the first quarter of fiscal 1997 was $175,000 compared to interest income of $74,000 for the first quarter of fiscal 1996. Interest expense, net of capitalized interest, for the first quarter of 1997 was $1.1 million compared to $911,000 for the first quarter of fiscal 1996.

INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 40% for the first quarter of 1997 and 42% for the first quarter of 1996. The 1997 decrease is due to the benefit of business tax credits. Minority interest, representing the 40% share of Flex Products' net income accruing to the minority stockholder, was $36,000 in 1997 compared to $303,000 for the first quarter of 1996.

NET INCOME. The Company had net income applicable to common stock of $667,000, or $.07 per share, for the first quarter of fiscal 1997 compared to $500,000, or $.05 per share, for the first quarter of fiscal 1996

FINANCIAL CONDITION

In 1997, the Company's cash and short-term investment position decreased by $6.0 million. $1.5 million was used for operations, $3.1 million was invested in plant and equipment, $826,000 was used to pay dividends and $481,000 was used to pay long-term debt during the quarter.

In 1997, the Company's working capital, excluding cash and short-term investments increased $7.1 million, primarily due to increased accounts receivable (resulting from shipments late in the quarter), decreased accounts payable and decreased accrued compensation (resulting from payment of severance that had been accrued at the end of fiscal 1996).

During the first quarter of 1997, as part of an innovative program to modernize its business processes, the Company purchased a state-of-the-art Enterprise Resource Planning System. The estimated cost of the system, including hardware, software, training and consulting, is approximately
$4 million to $5 million.

Management believes that the cash on hand at January 31, 1997, cash anticipated to be generated from future operations and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1996

Except for historical information contained in this report, matters discussed in this report are forward-looking statements that involve risks and uncertainties. Actual results may vary significantly based on a number of factors including, but not limited to, product development, commercialization and technological difficulties, manufacturing costs and yield issues associated with initiating production at new facilities, the impact of competitive products and pricing, changing customer requirements and the change in economic conditions of the various markets the Company serves.

                       INDEPENDENT ACCOUNTANTS' REVIEW

The January 31, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP (which makes reference to the report of other accountants), independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of January 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended January 31, 1997 and 1996 and the related condensed consolidated statement of stockholders' equity for the three-month period ended January 31, 1997. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted 11% of consolidated total assets at January 31, 1997 and whose total revenues constituted 17% of consolidated total revenues for the three-month period ended January 31, 1997.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 18, 1996, we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors on their audit of Flex Products, Inc. (a consolidated subsidiary). In our opinion, based on our audit, and the report of other auditors, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

San Jose, California
February 28, 1997


                          PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

           (2)  None

           (3)  None

           (4)  None

                (10) None

                (11)* Computation of earnings per share for the three months ended January 31, 1997 and 1996.

                (15)* Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

           (18) None

           (19) None

           (22) None

           (23) None

           (24) None

           (27)* Financial Data Schedule for the three months ended January 31, 1997.

       *  Items not previously filed are designated by an asterisk.

       (b) Reports on Form 8-K filed for the three months ended January 31, 1997.

           None



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                              OPTICAL COATING LABORATORY, INC.
                                   (Registrant)


March 17, 1997                /s/ JOSEPH C. ZILS
Date                          Joseph C. Zils
                              Vice President, General Counsel
                              and Acting Chief Financial Officer
                              (Principal Financial Officer)