Form 10-Q/A
period 1997-01-31
OPTICAL COATING LABORATORY INC
filed 1997-04-01
CIK 74697

FIRST QUARTER 1997
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

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

          (2)  None

          (3)  None


          (4)* Second Amendment to Credit Agreement dated as of May
               24, 1995 between Optical Coating Laboratory, Inc., Bank of America, NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of January 28, 1997.


           (10) None

           (11) Computation of earnings per share for the three months ended January 31, 1997 and 1996.

           (15) Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

           (18) None

           (19) None

           (22) None

           (23) None

           (24) None

           (27) Financial Data Schedule for the three months ended January 31, 1997.

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

                              OPTICAL COATING LABORATORY, INC.
                                   (Registrant)


April 1, 1997                 /s/JOSEPH C. ZILS
Date                          Joseph C. Zils
                              Vice President, General Counsel
                              and Acting Chief Financial Officer
                              (Principal Financial Officer)