Form 10-K/A
period 1996-10-31
OPTICAL COATING LABORATORY INC
filed 1997-06-04
CIK 74697

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


                                     [LOGO]
                        OPTICAL COATING LABORATORY, INC.
             (Exact name of registrant as specified in its charter)

                         COMMISSION FILE NUMBER 0-2537

              DELAWARE                                    68-0164244

     (State or other jurisdiction of incorporation or organization)(IRS Identification No.)

         2789 NORTHPOINT PARKWAY, SANTA ROSA CALIFORNIA        95407-7397

           (Address of principal executive offices)            (Zip code)

                                       1

      Registrant's telephone number, including area code: (707) 545-6440


       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [O] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [O]

At December 31, 1996, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $86.7 million.

At December 31, 1996, there were 9,787,330 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                       2

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

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)        1. CONSOLIDATED FINANCIAL STATEMENTS:

                                       3

          The following consolidated financial statements are included in Item
          8:
                                                                  PAGE(S)
              Independent Auditors' Report................................22
              Consolidated Balance Sheets.................................23
              Consolidated Statements of Income...........................24
              Consolidated Statements of Cash Flows....................25-26
              Consolidated Statements of Common Stockholders' Equity .....27
              Notes to Consolidated Financial Statements..................28
              Supplemental Financial Information.......................40-41

(A)       2.  FINANCIAL STATEMENT SCHEDULES

              The following consolidated financial statement schedules are included in Item 14(d):

              Schedule II - Valuation and Qualifying accounts.........46

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

Exhibit
No.                                         Description
                                       4

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

4.5   Certificate of Designation, Preferences and Rights of Series C
      Convertible Redeemable Preferred Stock of Optical Coating Laboratory,
                                       5
      Inc. dated May 2, 1995.  Incorporated by reference to Exhibit 4(f) of
      Registrant's Form S-8 dated July 6, 1995.

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


Exhibit
No.                                         Description



4.10* Capital Equipment Lease Agreement dated as of February 20, 1996 between
                                       6
      Optical Coating Laboratory, Inc. and Fleet Credit Corporation.

4.11* Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex
      Products, Inc. and Fleet Credit Corporation.


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

10.5 Registrant's 1991 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 25, 1991. (1)

10.6 Registrant's 1987 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 19, 1987.
      (1)
                                       7

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

10.11 Form of Directors' and Officers' Indemnification Agreement. Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987. (1)

10.12 Employment Agreements between Registrant and its Executive Officers. Incorporated by reference to Exhibit (10)(k) of the Registrant's Form 10-K for the year ended October 31, 1987. Second Amendment thereto incorporated by reference to Exhibit (28)(a) of the Registrant's Form 10-Q for the quarter ended January 31, 1992. Third Amendment thereto incorporated by reference to Exhibit 10.13 of the Registrant's Form 10-K for the year ended October 31, 1993. (1)

10.13 Form of Fourth Amendment to Employment Agreements between Registrant and its Executive Officers dated November 20, 1995. Incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-K for the year ended October
                                       8
      31, 1995. (1)


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

10.17 Acquisition Agreement between Henning Von Birkhahn and Ingo Mertens and the Registrant's German subsidiary, OCLI Optical Coating Laboratory GmbH, dated December 31, 1992 for the acquisition by the Registrant of MMG Minnahutte Maschinelle Glasbearbeitung GmbH. Incorporated by reference to
      Exhibit 2A of Registrant's Form 8-K dated December 31, 1992.

10.18 Stock and Note Purchase Agreement by and among OCLI, SICPA Holdings S.A., ICIA, ICIAH and Flex Products, Inc. Incorporated by reference to the

                                       9
      Registrant's Form 8-K dated May 23, 1995 and Registrant's Form 8-K/A dated April 11, 1996.

10.19 Employment Agreement Letter between John McCullough and the Registrant dated October 31, 1995. Incorporated by reference to Exhib
10.20 1997 Management Incentive Plan (1)
11 Computation of earnings (loss) per share for the years ended October 31, 1996, 1995 and 1994.

12    Not applicable
13    Not applicable
16    Not applicable
18    Not applicable
21    Subsidiaries of the Registrant
22    Not applicable
23    Independent Auditors' Consent and Report on Schedules
24    Not applicable
27    Financial Data Schedule
28    Not applicable
99    Not applicable

*     Items not previously filed are designated by an asterisk.
(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(b)    REPORTS ON FORM 8-K
       None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its
                                       10
behalf by the undersigned, thereunto duly authorized.

DATE: May 23, 1997                         OPTICAL COATING LABORATORY, INC.

                                           By:  JOSEPH C. ZILS
                                                Joseph C. Zils
                                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                    TITLE                          DATE

                    Chairman of the Board, President,
                        Chief Executive Officer
                       (Principal Executive and
HERBERT M. DWIGHT, JR.     Operating Officer)            May 23, 1997
Herbert M. Dwight, Jr.


JOHN MCCULLOUGH        Director and Vice President        May 23, 1997
John McCullough
                     Vice President, General Counsel,
                            Corporate Secretary
                        and Chief Financial Officer
JOSEPH C. ZILS         (Principal Financial Officer)     May 23, 1997


DOUGLAS C. CHANCE           Director                     May 23, 1997
Douglas C. Chance


SHOEI KATAOKA               Director                     May 23, 1997
Shoei Kataoka


JULIAN SCHROEDER            Director                     May 23, 1997
Julian Schroeder

RENN ZAPHIROPOULOS          Director                      May 23, 1997
Renn Zaphiropoulos
















                                       12