Form 10-Q
period 1997-04-30
OPTICAL COATING LABORATORY INC
filed 1997-06-13
CIK 74697

SECOND QUARTER 1997


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
Mark one
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended APRIL 30, 1997

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

                                       1
(Address of principal executive offices)                         (Zip code)


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                            Classes of Common Stock:
                          COMMON STOCK, $.01 PAR VALUE

                Outstanding at May 31, 1997:  10,221,962  shares


This document contains 15 pages.

The Exhibit listing appears on Page 14.



                          PART I.  FINANCIAL INFORMATION

                                       2
ITEM 1. FINANCIAL STATEMENTS

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                      APRIL 30,    OCTOBER 31,
ASSETS                                                     1997           1996

(Amounts in thousands)                              (Unaudited)

CURRENT     Cash and short-term investments.........    $10,462     $  16,027
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,877 and $1,775.     31,907        27,700
            Inventories.............................     22,290        18,701
            Income taxes receivable.................        708         1,248
            Deferred income tax assets..............      6,806         5,165
            Other current assets....................      2,070         1,230

               Total Current Assets                      74,243        70,071
OTHER       Deferred income tax assets..............      1,799         4,451
ASSETS      Other assets and investments............      8,901        10,680

PROPERTY,   Land and improvements...................      9,288         9,200
PLANT AND   Buildings and improvements..............     41,449        40,953
EQUIPMENT   Machinery and equipment ................     114,884      112,326
            Construction-in-progress................      7,603         6,190

                                                        173,224       168,669
            Less accumulated depreciation...........    (86,073)      (81,100)

              Property, plant and equipment-net  ...     87,151        87,569
                    Total Assets....................   $172,094      $172,771



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT     Accounts payable.......................      $ 9,303      $ 7,199
LIABILITIES Accrued expenses.......................       7,307         6,566
            Accrued compensation expenses..........       7,191         7,057
            Income taxes payable...................       2,355         1,823
            Current maturities on long-term debt...       6,424         4,981
            Notes payable..........................       1,196         3,112
            Deferred revenue.......................         715         1,246

                    Total Current Liabilities .....      34,491        31,984
NONCURRENT  Accrued postretirement health benefits
LIABILITIES  and pension liabilities...............       2,344         2,308
            Deferred income tax liabilities........         741         1,804
            Long-term debt ........................      41,212        45,788
            Minority interest......................      12,986        11,328
            Convertible redeemable preferred stock.       7,309        11,309

COMMON      Common stock, $.01 par value; authorized
STOCK-       30,000,000 shares; issued and outstanding
HOLDERS'     10,184,000 and 9,761,000 shares                102            98
EQUITY      Paid-in capital........................      51,602        47,219

            Retained earnings......................      22,391        20,984
            Cumulative foreign currency
             translation adjustment ...............      (1,084)          (51)

              Common Stockholders' Equity..........      73,011        68,250

                    Total Liabilities
                     and Stockholders' Equity .....    $172,094      $172,771



The accompanying notes are an integral part of these financial statements.

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                     (Unaudited)

For the three and six months
ended April 30, 1997 and 1996                    THREE MONTHS      SIX MONTHS

 (Amounts in thousands, except per share amounts) 1997    1996   1997     1996

REVENUES   Revenues........................... $53,516 $48,451  $99,236$92,362
           Cost of sales......................  34,842  30,652  65,041  60,147

              Gross Profit.................... 18,674  17,799   34,195  32,215

COSTS AND  Operating Expenses:
EXPENSES    Research and development .........  3,951   2,622    6,513   5,010
            Selling and administrative........ 10,782  10,094   21,048  19,201
            Amortization of intangibles.......    237     278      480     565

             Total Operating Expenses......... 14,970  12,994    28,041 24,776


              Income from Operations..........  3,704   4,805    6,154   7,439

            Nonoperating Income (Expense):
            Interest income ..................     82      65      257     139
           Interest expense.................. (1,027)  (812)   (2,079) (1,723)


EARNINGS   Income Before Provision
                for Income Taxes
                and Minority Interest.........  2,759   4,058    4,332  5,855

           Provision for income taxes.........  1,103   1,705    1,733   2,459
           Minority interest..................    143     282      179     585
              Net Income......................  1,513   2,071    2,420   2,811

           Dividend on convertible redeemable
            preferred stock...................    187     240      427     480


             Net Income Applicable
               to Common Stock ............... $1,326  $1,831   $1,993  $2,331



            Net Income Per Common and Common
            Equivalent Share.................. $  .13  $  .18   $  .19 $   .23



            Weighted average number of
             common shares used to compute
            earnings per share................ 10,410  10,158   10,292  10,139





The accompanying notes are an integral part of these financial statements.

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

For the three and six months
ended April 30, 1997 and 1996                    THREE MONTHS      SIX MONTHS

 (Amounts in thousands)                           1997    1996     1997   1996

OPERATIONS  Cash Flows From Operations:
           Cash received from customers......$46,911  46,657  $88,552  $89,568
           Interest received.................     71       6      235      107
           Cash paid to suppliers
             and employees...................(39,236)(38,040)(81,047) (76,980)
            Cash paid to ESOP+................   (116)           (147)
           Interest paid..................... (1,024)  (608)  (2,450)  (2,128)
           Income taxes paid, net of refunds.   (856)  (356)    (907)  (4,989)

              Net Cash Provided
                 By Operations.............. 5,750   7,659    4,236     5,578


INVESTMENTS Cash Flows From Investments:
             Purchase of plant
             and equipment...................(3,547)(11,373)  (6,625) (16,794)
             Proceeds from sale-leaseback
             of new equipment................            776            6,676

                 Net Cash Used For
                  Investments................ (3,547)(10,597) (6,625) (10,118)

FINANCING  Cash Flows From Financing:
           Proceeds from long-term debt......          4,310            6,910
           Proceeds from notes payable.......                             154
             Proceeds from exercise
             of stock options................    71      255      167     453
             Proceeds from note to
             minority stockholder............                     484
           Investment by minority stockholder          1,017            1,017
           Repayment of long-term debt....... (1,437)  (432)  (1,918)  (2,900)
             Repayment of notes payable.......(1,234)  (924)  (1,644)    (924)
             Payment of dividend
             on preferred stock..............   (187)  (240)    (427)    (480)
             Payment of dividend
               on common stock.................                 (586)    (571)

                 Net Cash (Used For)
                  Provided By Financing...... (1,770)  2,969   (2,907)  2,642

            Effect of exchange rate
                changes on cash...............   (27)   (87)     (269)  (205)

            Increase (decrease) in cash and
              short-term investments...........    406    (56)  (5,565) (2,103)
            Cash and short-term investments
             at beginning of period........... 10,056   4,555    16,027  6,602

            Cash and short-term investments
              at end of period................ $10,462 $4,499   $10,462 $4,499




                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (Unaudited)

For the three and six months ended April 30, 1997 and 1996THREE MONTHSSIX MONTHS

(Amounts in thousands)                            1997    1996     1997   1996

ADJUST-
MENTS     Reconciliation of Net Income
             To Cash Flows From Operations:

           Net income......................... $1,513  $2,071   $2,420  $2,811

           Adjustments to reconcile
             net income to net cash
             provided by operations:
               Depreciation and
                 amortization  ................  3,066  3,318     6,312  6,496
               Minority interest in earnings
                 of subsidiaries ..............    143     282      179    585
               Loss on disposal or abandonment
                 of equipment  ................    168      53      210     55
               Accrued postretirement
                 health benefits ..............     70      44       86     55
               Other non-cash adjustments
                 to net income ................    (68)  (138)       41   (220)
               Change in:
                 Accounts receivable........... (1,078) (1,411) (5,089) (2,748)
                 Inventories................... (3,465) (1,876) (4,064) (2,759)
                 Income tax receivable ........   (742)  1,411      110   (178)
                 Deferred income tax assets
                  and liabilities .............    194    (111)   (104)    517
                 Other current assets
                  and other assets
                  and investments..............     41     816    (505)    (59)
                  Accounts payable,
                    accrued expenses and
                  accrued compensation expenses  5,455   2,981    4,003    575
                 Deferred revenue..............   (700)    121    (531)    195
                 Income taxes payable..........  1,153      98    1,168    253

                  Total adjustments............  4,237   5,588    1,816  2,767

                 Net Cash Provided
                  By Operations ...............$5,750  $7,659    $4,236 $5,578




The accompanying notes are an integral part of these financial statements.

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                   (Unaudited)

For the six months                                                   Foreign
 ended April 30, 1997               Common Stock   Paid-in  Retained Currency

(Amounts in thousands)             Shares Amount  Capital  Earnings Translation

BALANCE AT NOVEMBER 1, 1996           9,761    $98  $47,219  $20,984    $ (51)

ACTIVITY FOR  Shares issued to
THE FIRST SIX Employee Stock
MONTHS OF     Ownership Plan             15             159
FISCAL 1997   Exercise of stock
              options, including
              tax benefit and
               shares issued to
               directors                 22             178
              Conversion of Preferred
               Stock to common stock    386      4    4,046
              Foreign currency translation
               adjustment                                              (1,033)
              Net income                                       2,420
                                       10
              Dividend on preferred stock                      (427)
              Dividend on common stock                         (586)

              BALANCE AT
               APRIL 30, 1997        10,184   $102  $51,602  $22,391  ($1,084)



The accompanying notes are an integral part of these statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            Three and Six Months Ended April 30, 1997 and 1996
                                (Unaudited)
1.   GENERAL

Optical Coating Laboratory, Inc. (OCLI) designs, develops, manufactures and sells thin film coated products. Thin film coatings control and enhance light by altering the transmission, reflection and absorption of the various wavelengths of light energy to achieve a desired effect such as anti-reflection, shielding, conductivity or abrasion resistance. OCLI markets and sells its products worldwide to original equipment manufacturers (OEMs) who utilize thin film coated components or devices for optical and electro-optical systems for computers, photocopiers, LCD desktop projectors, scanners, instruments and satellites. OCLI sells its Glare/Guard(R) ergonomic computer display products through distributors and office supply retailers. Flex Products, Inc. (Flex Products), OCLI's 60% owned subsidiary, develops and manufactures thin film coatings on plastic film with a proprietary high speed process.

The Condensed Consolidated Balance Sheet as of April 30, 1997, the
Condensed Consolidated Statements of     Income for the three and six month
                                       11
periods ended April 30, 1997 and 1996, the Condensed Consolidated Statement of Common Stockholders' Equity for the six month period ended April 30, 1997 and the Condensed Consolidated Statements of Cash Flows for the three and six month periods ended April 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at April 30, 1997, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1996.
The results of operations for the period ended April 30, 1997 are not necessarily indicative of the operating results anticipated for the full year.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between primary earnings per share under current accounting standards and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Diluted earnings per share under the new statement will include potential dilution of convertible securities, stock options and warrants. The statement is effective for the Company's first quarter of Fiscal 1998 and requires restatement of all prior periods presented under the new statement, basic earnings per share would have been
                                       12
$.13 and $.19 for the three months ended April 30, 1997 and 1996 and $.20 and $.24 for the six months ended April 30, 1997 and 1996. Under the new statement, diluted earnings per share for those periods would have been the same as net income per common and common equivalent share presented on the income statement.

2.    INVENTORIES

Inventories consisted of the following:
                                                     APRIL 30,  OCTOBER 31,
(Amounts in thousands)                                    1997         1996

Raw materials and supplies                              $8,026       $7,483
Work-in-process                                         11,613        8,797
Finished goods                                           2,651        2,421

      Total inventories                                $22,290      $18,701

3.    ACCRUED EXPENSES

Accrued expenses at April 30, 1997 and October 31, 1996 consisted of the following:
                                                     APRIL 30,  OCTOBER 31,
(Amounts in thousands)                                    1997         1996

Workers' compensation reserve                           $  571       $  659
Ground water remediation reserve                           759          659
Other accrued liabilities                                5,977        5,248

                                                        $7,307       $6,566
4.    LONG-TERM DEBT


Long-term debt, including current maturities, at April 30, 1997 and October 31, 1996 consisted of the following:

                                                        APRIL 30,OCTOBER 31,
(Amounts in thousands)                                       1997      1996

Unsecured senior notes. Interest at 8.71% payable
   semiannually. Principal payable in annual
   installments of $3.6 million from
   1998 through 2002..................................    $18,000   $18,000

Unsecured bank term loan. Variable interest rates averaging 6.9% at October 31, 1996, payable quarterly. Principal payable semiannually as follows:

   Payment Dates              Amounts

   Each October and April.$2,000,000..................     12,000    13,000

Mortgage payable.  Interest at 8%. Collateralized by a
   72,000 sq. ft. newly constructed building and related
   land.  Principal and interest payments of $25,000 per
   month through 2011.................................      2,474     2,523

Mortgage payable.  Interest at 7.5%. Collateralized by a
   65,000 sq. ft. newly constructed building and related
   land leased to Flex Products.  Principal and interest
   payments of $28,000 per month through 2011.........      2,887     2,945

Land improvement assessment. Interest at an average
   rate of 6.75%. Principal and          interest payable
                                       14
   in semiannual installments of $77,000 through
   1998...............................................        150       276

Scottish Development Agency (SDA) building loan,
   with a conditional interest moratorium from
   February 1, 1995 through January 31, 1998
   with interest at 9.5% thereafter. Semiannual
   principal payments of approximately $100,000
   are payable through January 1998 with
   subsequent payments of $331,000, comprising
   principal and interest, through 2006.
   Collateralized by the land and building of
   the Company's Scottish subsidiary..................      3,947     3,996

Notes payable to private parties in connection
   with the purchase of the Company's wholly-owned
   subsidiary in Germany (MMG). Principal and interest
   at 8% payable over ten years in quarterly
   installments of approximately $420,000
   through 2003.......................................      5,002     6,188


Bank loans of MMG with interest rates ranging from
   4.5% to 8.0%. Payable in semiannual and annual
   installments through 2005. Partly collateralized by
   mortgages on MMG land and buildings
   and liens on equipment.............................      3,131     3,760

Present value of obligations under capital leases
   at an imputed interest rate of 8.0% payable in
   monthly installments through 2004..................         45        81

                                                           47,636    50,769
                                       15
Less current maturities ..............................     (6,424)    (4,981)

      Total long-term debt, net of
        current maturities ...........................     $41,212   $45,788



The Company has a $30 million unsecured credit facility comprised of a $15 million term loan and a $15 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has an incremental credit facility to cover a surety letter for approximately $2.5 million issued to secure 50% of the Company's notes payable arising from the purchase of MMG. The Company also has a letter of credit for approximately $903,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety commitment and letter of credit facilities carry a fee of 1.25% per year.

After April 30, 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% note to a financial institution. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 per quarter commencing in June 1997 and continuing through December 2002. As the new note does not require a surety letter, the $2.5 million surety letter was cancelled. Also after April 30, 1997, the Company's $15 million line of credit was increased to $20 million.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duty. There were no borrowings under the credit arrangement in fiscal years 1997 or 1996.

The Company's subsidiary in Germany has various credit facilities with
                                       16
local banks totaling approximately $3.1 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

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

5.    STOCK OPTIONS

During the second quarter of 1997, 60,000 options were granted under the Company's incentive compensation and employee stock option plans. At April 30, 1997, 2,155,475 shares are subject to outstanding options, of which 1,375,483 options are exercisable. Options to purchase 378,938 shares of common stock are available for future grants under the plans.

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

RESULTS OF OPERATIONS

REVENUE. Revenue for the second quarter of fiscal 1997 was $53.5 million, an increase of $5.1 million or 10% over revenue of $48.5 million in the second quarter of fiscal 1996. Revenue for the first six months of fiscal 1997 was $99.2 million, an increase of $6.9 million or 7% over revenue of $92.3 million for the first six months of 1996. During the second quarter of 1997, the Company recognized sales resulting from a joint venture agreement with JDS Fitel for the manufacture and sale of dense Wavelength Division Multiplexing products (WDM) for telecommunications applications. In addition, 1997 revenues were higher in the company's defense and aerospace business for telecommunications satellites, in the Company's security products business for products produced by the Company's 60% owned subsidiary, Flex Products Inc. (Flex Products) and in the Company's display products business for products used in projection display applications.
                                       18
Revenues for the company's office automation business decreased in the second quarter of 1997 compared to the prior year.

GROSS PROFIT. Gross profit for the second quarter of fiscal 1997 was $18.7 million or 34.9% of revenue compared to $17.8 million or 36.7% of revenue for the second quarter of fiscal 1996. Gross profit for the first six months of 1997 was $34.2 million or 34.5% compared to $32.2 million or 34.9% for the first six months of 1996. The gross profit decline in the 1997 second quarter and year to date periods is due to higher than average material cost required in the manufacture of WDM products. 1997 gross profit also reflects improvements in throughput and yield of the Company's new continuous coating facility and other benefits resulting from the Company's yield and cycle time improvement initiatives partially offset by reduced profits in the Company's office automation markets.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the second quarter of 1997 were $4.0 million compared to $2.6 million in 1996 and were $6.5 million for the first six months of 1997 compared to $5.0 million for the first six months of 1996. The quarter and year to date increases were due to increased spending in the Company's Flex Products operation for the qualification of new products and continued throughput initiatives for its new coating machine and for product and process development for the Company's display and telecommunications markets.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the second quarter of fiscal 1997 were $10.8 million compared to $10.1 million for the second quarter of 1996 and were $21.0 million for the first six months of 1997 compared to $19.2 million for the first six months of 1996. The 1997 increase was primarily due to allocation of resources to marketing initiatives in targeted product areas, additional expenses associated with establishment of a new joint venture in Japan (OCLI Asia) and the introduction of new products in the Company's aftermarket display business.
                                       19

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $3.7 million for the second quarter of fiscal 1997 compared to $4.8 million for the second quarter of fiscal 1996 and was $6.2 million for the first six months of fiscal 1997 compared to $7.4 million for the first six months of fiscal 1996.

INTEREST INCOME AND EXPENSE. Interest income for the second quarter of fiscal 1997 was $82,000 compared to interest income of $65,000 for the second quarter of fiscal 1996 and was $257,000 for the first six months of 1997 compared to $139,000 for the first six months of 1996. Interest expense, net of capitalized interest, for the second quarter of 1997 was $1.0 million compared to $812,000 for the second quarter of fiscal 1996 and was $2.1 million for the first six months of 1997 compared to $1.7 million for the first six months of 1996.

INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 40% for the second quarter and first six months of 1997 and 42% for the second quarter and first six months of 1996. The 1997 decrease is due to the recognition of business tax credits. Minority interest, primarily representing the 40% share of Flex Products' net income accruing to the minority stockholder, was $143,000 in the second quarter of 1997 compared to $282,000 in the second quarter of 1996 and was $179,000 in the first six months of 1997 compared to $585,000 in the first six months of 1996.

NET INCOME. The Company had net income applicable to common stock of $1.3 million, or $.13 per share, for the second quarter of fiscal 1997 compared to $1.8 million, or $.18 per share, for the second quarter of fiscal 1996. The Company had net income applicable to common stock of $2.0 million, or $.19 per share, for the first six months of 1997 compared to $2.3 million, or $.23 per share for the first six months of 1996.
                                       20

OCLI/JDS FITEL JOINT VENTURE. During the second quarter of 1997, the Company announced that it had entered into an alliance with JDS Fitel in order to capitalize on the rapidly growing market for dense Wavelength Division Multiplexing products (WDM) used in telecommunications applications. The alliance is structured as a contractual joint venture through a series of exclusive supply and distribution contracts under which OCLI will contribute its expertise to provide optical filters for WDM's and JDS will contribute its expertise in the design, manufacture and marketing of WDM products.

OCLI ASIA. During the second quarter of 1997, the Company announced the establishment of a joint venture with Hakuto Co., Ltd. in Japan. The new company, Hakuto-OCLI Co., Ltd., which will do business as "OCLI Asia" is headquartered in Shinjuku, Tokyo with manufacturing facilities in Isehara, Kanagawa Prefecture. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and to provide more integrated support within Asia. Hakuto has been a long-term distributor and fabricator of OCLI's products in Japan and several other Asian countries. OCLI Asia will assume sales support, fabrication and applications engineering support for several of the Company's products that are being sold into the Asian market.

FINANCIAL CONDITION

During the second quarter of 1997, the Company's cash and short-term investments increased by $406,000. During the first six months of 1997, the Company's cash and short-term investment position decreased by $5.6 million. Net cash provided by operations for the second quarter and six month period was $5.8 million and $4.2 million offset by investments in plant and equipment of $3.5 million and $6.6 million, repayment of long-term debt and notes payable of $2.7 million and $3.6 million and payment of
                                       21
dividends of $187,000 and $1.0 million. In addition $1.0 million was contributed by minority stockholders constituting additional investments in Flex Products and the minority interest investment in OCLI Asia.

During the first six months of 1997, the Company's working capital, excluding cash and short-term investments increased $7.2 million, primarily due to increased accounts receivable (resulting from shipments late in the quarter) and increased inventory (in order to satisfy anticipated customer demand for the balance of the year) offset by increased accounts payable (primarily resulting from accounts payable generated by OCLI Asia).

During the first six months of 1997, as part of an innovative program to modernize its business processes, the Company purchased a state-of-the-art Enterprise Resource Planning System. Total cost of the system, including hardware, software, training and consulting, is approximately $4 to $5 million of which $1.9 million for hardware and software was financed under a five year lease with monthly payments of approximately $50,000 commencing in the first quarter of 1998.

Subsequent to the second quarter of 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% note to a financial institution. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 per quarter commencing in June 1997 and continuing through December 2002. Also after April 30, 1997, the Company's $15 million unsecured revolving credit facility was increased to $20 million.

Management believes that the cash on hand at April 30, 1997, cash anticipated to be generated from future operations and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared.
                                       22

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


                      INDEPENDENT ACCOUNTANTS' REVIEW


The April 30, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP (which makes reference to the report of other accountants), independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California


We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of April 30, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 1997 and April 30, 1996 and the related condensed consolidated statement of stockholders' equity for the six-month period ended April 30, 1997. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted 11% of consolidated total assets at April 30, 1997 and whose total revenues constituted 17% of consolidated total revenues for the six-month period ended April 30, 1997. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.
We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 18,
                                       24
1996, we expressed an unqualified opinion on those consolidated financial statements based on our audit and the report of other auditors on their audit of Flex Products, Inc. (a consolidated subsidiary). In our opinion, based on our audit, and the report of other auditors, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
San Jose, California
May 21, 1997

                       PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a)   The Annual Meeting of Stockholders was held on March 18,
               1997.

         (b) The management nominees for director listed in the proxy statement were elected as follows: Herbert M. Dwight, Jr.; Douglas C. Chance; Shoei Kataoka; John McCullough; Julian Schroeder; Renn Zaphiropoulos.

         (c) The appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending October 31, 1997 was ratified.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following are filed as Exhibits to this Quarterly Report. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

              (2)       None
              (3)       None
              (4.1)* Third Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc., Bank of America NT & SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of May 23, 1997.

              (4.2)* Credit Agreement dated as of May 20, 1997 between Optical Coating Laboratory, Inc. as Borrower and ABN AMRO Bank N.V. as bank.

              (10)      None

              (11)* Computation of earnings per share for the three and six month periods ended April 30, 1997 and 1996.

                                       26
              (15)* Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

              (18)      None
              (19)      None
              (22)      None
              (23)      None
              (24)      None

              (27)* Financial Data Schedule for the three months ended April 30, 1997.

         * Items not previously filed are designated by an asterisk.

              (b) Reports on Form 8-K filed for the three months ended April 30, 1997.

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

                              OPTICAL COATING LABORATORY, INC.
                                       (Registrant)


June 13, 1997                       /s/ JOSEPH C. ZILS
Date                                Joseph C. Zils
                                    Vice President, General Counsel
                                    and Acting Chief Financial Officer
                                    (Principal Financial Officer)