Form 10-Q
period 1997-07-31
OPTICAL COATING LABORATORY INC
filed 1997-09-15
CIK 74697

Third Quarter 1997
================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
Mark one

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________to____________



                                [GRAPHIC OMITTED]
                        Optical Coating Laboratory, Inc.
             (Exact name of registrant as specified in its charter)

                          Commission File Number 0-2537

Delaware                                                              68-0164244
--------                                                              ----------
(State or other jurisdiction of                         (IRS Identification No.)
incorporation or organization)

2789 Northpoint Parkway, Santa Rosa California                        95407-7397
----------------------------------------------                        ----------
(Address of principal executive offices)                              (Zip code)


       Registrant's telephone number, including area code: (707) 545-6440
                                                           --------------

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

                Outstanding at August 31, 1997: 10,511,605 shares


This document contains 20 pages.

The Exhibit listing appears on Page 19.

================================================================================


                                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     July 31,      October 31,
ASSETS                                                                                   1997             1996
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands except share amounts)                                       (Unaudited)
Current           Cash and short-term investments...........................        $   8,821        $  16,027
Assets            Accounts receivable, net of allowance for
                   doubtful accounts of $2,014 and $1,775...................           38,112           27,700
                  Inventories...............................................           22,752           18,701
                  Income taxes receivable...................................              600            1,248
                  Deferred income tax assets................................            7,307            5,165
                  Other current assets......................................            1,919            1,230
                                                                                    ---------        ---------
                             Total Current Assets...........................           79,511           70,071

Other             Deferred income tax assets................................            1,290            4,451
Assets            Other assets..............................................            8,288           10,680

Property,         Land and improvements.....................................            9,277            9,200
Plant and         Buildings and improvements................................           41,222           40,953
Equipment         Machinery and equipment ..................................          119,580          112,326
                  Construction-in-progress..................................            7,486            6,190
                                                                                    ---------        ---------
                                                                                      177,565          168,669
                  Less accumulated depreciation.............................          (88,518)         (81,100)
                                                                                    ---------        ---------
                    Property, plant and equipment-net  .....................           89,047           87,569
                                                                                    ---------        ---------
                             Total Assets...................................        $ 178,136        $ 172,771
                                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------

Current           Accounts payable.........................................         $   9,923        $   7,199
Liabilities       Accrued expenses.........................................             7,941            6,566
                  Accrued compensation expenses............................             6,910            7,057
                  Current maturities on long-term debt.....................             6,203            4,981
                  Notes payable............................................               911            3,112
                  Income taxes payable.....................................             3,320            1,823
                  Deferred revenue.........................................               699            1,246
                                                                                    ---------        ---------
                             Total Current Liabilities ....................            35,907           31,984

Noncurrent        Accrued postretirement health benefits
Liabilities        and pension liabilities.................................             2,271            2,308
                  Deferred income tax liabilities..........................               735            1,804
                  Long-term debt ..........................................            42,414           45,788
                  Minority interest........................................            14,426           11,328
                  Convertible redeemable preferred stock...................             5,559           11,309
                          (liquidation preference $6,295 and $12,080)
Common            Common stock, $.01 par value; authorized
Stockholders'      30,000,000 shares; issued and outstanding
Equity             10,512,000 and 9,761,000 shares.........................               105               98
                  Paid-in capital..........................................            54,837           47,219
                  Retained earnings........................................            23,631           20,984
                  Cumulative foreign currency translation adjustment ......            (1,749)             (51)
                                                                                    ---------        ---------
                    Common Stockholders' Equity............................            76,824           68,250
                                                                                    ---------        ---------
                             Total Liabilities and Stockholders' Equity....         $ 178,136        $ 172,771
                                                                                    =========        =========

The accompanying notes are an integral part of these financial statements.

                                                       2


                                  OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                     (Unaudited)

For the three and nine months ended July 31, 1997 and 1996                   Three Months            Nine Months
                                                                             ------------            -----------
(Amounts in thousands, except per share amounts)                            1997      1996       1997          1996
-------------------------------------------------------------------------------------------------------------------
Revenues          Revenues............................................ $  59,997  $  48,772   $  159,233  $ 141,134
                  Cost of sales.......................................    40,207     33,353      105,248     93,500
                                                                       ---------  ---------   ----------  ---------
                      Gross Profit....................................    19,790     15,419       53,985     47,634

Costs and         Operating Expenses:
Expenses           Research and development ..........................     3,943      2,934       10,456      7,944
                   Selling and administrative.........................    10,774      8,109       31,822     27,310
                   Amortization of intangibles........................       232        284          712        849
                                                                       ---------  ---------   ----------  ---------
                    Total Operating Expenses..........................    14,949     11,327       42,990     36,103
                                                                       ---------  ---------   ----------  ---------

                      Income from Operations..........................     4,841      4,092       10,995     11,531

                  Nonoperating Income (Expense):
                   Interest income ...................................        78         52          335        191
                   Interest expense...................................    (1,007)      (829)      (3,086)    (2,552)
                                                                       ---------  ---------   ----------  ---------

Earnings              Income Before Provision for Income Taxes
                         and Minority Interest........................     3,912      3,315        8,244      9,170

                  Provision for income taxes..........................     1,568      1,117        3,301      3,576
                  Minority interest...................................       350        165          529        750
                                                                       ---------  ---------   ----------  ---------
                      Net Income......................................     1,994      2,033        4,414      4,844

                  Dividend on convertible redeemable
                   preferred stock....................................       141        240          568        720
                                                                       ---------  ---------   ----------  ---------

                      Net Income Applicable to Common Stock........... $   1,853  $   1,793    $   3,846  $   4,124
                                                                       =========  =========   ==========  =========

                  Net Income Per Common and Common
                   Equivalent Share................................... $     .17  $     .17   $      .37  $     .40
                                                                       =========  =========   ==========  =========

                  Weighted average number of common shares used
                   to compute earnings per share......................    10,965     10,550       10,517     10,279
                                                                       =========  =========   ==========  =========

The accompanying notes are an integral part of these financial statements.

                                                          3


                                  OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (Unaudited)

For the three and nine months ended July 31, 1997 and 1996                    Three Months             Nine Months
                                                                              ------------             -----------
 (Amounts in thousands)                                                     1997      1996          1997       1996
-------------------------------------------------------------------------------------------------------------------
Operations        Cash Flows From Operations:
                   Cash received from customers.......................  $ 49,548  $  47,238    $ 138,100  $ 136,806
                   Interest received..................................       111         32          346        139
                   Cash paid to suppliers and employees...............   (46,697)   (46,339)    (127,744)  (123,319)
                   Cash paid to ESOP+.................................      (125)                   (272)
                   Interest paid......................................    (1,425)    (1,514)      (3,875)    (3,642)
                   Income taxes paid, net of refunds.................       (391)     3,606       (1,298)    (1,383)
                                                                       ---------  ---------    ---------  ---------
                         Net Cash Provided By Operations..............     1,021      3,023        5,257      8,601
                                                                       ---------  ---------    ---------  ---------

Investments       Cash Flows From Investments:
                   Purchase of plant and equipment....................    (5,237)    (7,163)     (11,862)   (23,957)
                   Proceeds from sale-leaseback of new equipment......               12,304                  18,980
                                                                       ---------  ---------    ---------  ---------
                      Net Cash (Used For) Provided by Investments.....    (5,237)     5,141      (11,862)    (4,977)

Financing         Cash Flows From Financing:
                   Proceeds from long-term debt.......................     1,998                   1,998      5,957
                   Proceeds from notes payable........................       101       269           108        423
                   Proceeds from exercise of stock options............     1,343     1,032         1,510      1,485
                   Proceeds from note to minority stockholder.........       640                   1,124
                   Investment by minority stockholder.................       426                   1,443
                   Repayment of long-term debt........................      (998)    (1,002)      (2,916)    (3,902)
                   Repayment of notes payable.........................      (298)                 (1,949)      (924)
                   Repayment of note to minority stockholder..........               (2,090)                 (1,137)
                   Payment of dividend on preferred stock.............      (141)      (240)        (568)      (720)
                   Payment of dividend on common stock................      (613)      (582)      (1,199)    (1,153)
                                                                       ---------  ---------    ---------  ---------
                      Net Cash Provided By (Used For) Financing.......     2,458     (2,613)        (449)        29
                                                                       ---------  ---------    ---------  ---------

                  Effect of exchange rate changes on cash.............       117         97         (152)      (108)
                                                                       ---------  ---------    ---------  ---------

                  (Decrease) increase in cash and
                     short-term investments..........................     (1,641)     5,648       (7,206)     3,545
                  Cash and short-term investments
                     at beginning of period..........................     10,462      4,499       16,027      6,602
                                                                       ---------  ---------    ---------  ---------
                 Cash and short-term investments at end of period...   $   8,821   $ 10,147    $   8,821  $  10,147
                                                                       =========   ========    =========  =========


                                  OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     (Unaudited)

For the three and nine months ended July 31, 1997 and 1996                    Three Months             Nine Months
                                                                              ------------             -----------
(Amounts in thousands)                                                      1997      1996          1997       1996
-------------------------------------------------------------------------------------------------------------------
Adjustments Reconciliation of Net Income To Cash Flows From Operations:

                  Net income..........................................  $  1,994    $ 2,033      $  4,414  $  4,844

                  Adjustments  to reconcile  net income to net cash
                    provided by operations:
                      Depreciation and amortization ..................     3,113      3,544         9,425    10,040
                      Minority interest in earnings of subsidiaries...       350        165           529       750
                      Net book value of coating machine sold..........                  880                     880
                      Loss on disposal or abandonment of equipment ...       (17)       334           193       389
                      Accrued postretirement health benefits..........       (61)        10            25        65
                      Deferred income tax liabilities.................        (2)    (1,076)      (1,054)     (967)
                      Other non-cash adjustments to net income........       (37)      (292)           4      (512)

                      Change in:
                         Accounts receivable..........................    (6,473)    (1,000)     (11,562)   (3,748)
                         Inventories..................................      (612)      (458)      (4,676)   (3,217)
                         Income tax receivable .......................       429        147          539       (31)
                         Deferred income tax assets and liabilities...       (24)     2,334          924     2,742
                         Other current assets and other assets........       268     (1,551)        (237)   (1,610)
                         Accounts payable, accrued expenses and
                           accrued compensation expenses..............     1,272     (1,201)       5,275      (626)
                         Deferred revenue.............................       (16)       289         (547)      484
                         Income taxes payable.........................       837     (1,135)       2,005      (882)
                                                                        --------   --------     --------  --------
                           Total adjustments..........................      (973)       990          843     3,757
                                                                        --------   --------     --------  --------

                         Net Cash Provided By Operations..............  $  1,021    $ 3,023     $  5,257  $  8,601
                                                                        ========   ========     ========  ========

The accompanying notes are an integral part of these financial statements.

                                                          5


                                  OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY

                                                     (Unaudited)

For the nine months ended July 31, 1997                  Common Stock                                   Foreign
                                                       -------------------    Pain-in       Retained    Currency
(Amounts in thousands)                                 Shares     Amount      Capital       Earnings    Translation
-------------------------------------------------------------------------------------------------------------------
Balance at November 1, 1996                               9,761      $ 98     $ 47,219      $20,984       $    (51)

Shares issued to Employee Stock
Ownership Plan                                               15                   159
Exercise of stock options,
     including tax benefit and
     shares issued to directors                             181         2       1,638
Conversion of Preferred Stock
     to common stock555                                                 5       5,821
Foreign currency translation
     adjustment                                                                                             (1,698)
Net income                                                                                    4,414
Dividend on preferred stock                                                                    (568)
Dividend on common stock                                                                     (1,199)
-------------------------------------------------------------------------------------------------------------------
                    Balance at July 31, 1997             10,512      $105     $ 54,837      $23,631       $ (1,749)
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

                                                          6

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Three and Nine Months Ended July 31, 1997 and 1996
                                   (Unaudited)
1.       GENERAL

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

The Condensed Consolidated Balance Sheet as of July 31, 1997, the Condensed Consolidated Statements of Income for the three and nine month periods ended July 31, 1997 and 1996, the Condensed Consolidated Statement of Common Stockholders' Equity for the nine month period ended July 31, 1997 and the Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended July 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at July 31, 1997, and for all periods presented, have been made.

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

The results of operations for the period ended July 31, 1997 are not necessarily indicative of the operating results anticipated for the full year.

At the beginning of fiscal 1997, the Company implemented SFAS 121, "Accounting for the Impairment of Long-Lived Assets," which requires that long-lived assets, certain identifiable intangibles and goodwill related to those assets be reviewed for impairment, measured by comparing the carrying amount of the asset to its fair value, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. There was no financial impact resulting from the Company's adoption of this statement in 1997.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between primary earnings per share under current accounting standards and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Diluted earnings per share under the new statement will include potential dilution of convertible securities, stock options and warrants. The statement is effective for the Company's first quarter of fiscal 1998 and requires restatement of all prior periods presented under the new statement, basic earnings per share would have been $.18 and $.19 for the three months ended July 31, 1997 and 1996 and $.38 and $.43 for the nine months ended July 31, 1997 and 1996. Under the new statement, diluted earnings per share for those periods would have been the same as net income per common and common equivalent share presented on the income statement.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public companys' operating segments and related disclosures about its products, services, geographic areas and major customers. Both standards are effective for the Company's fiscal year 1999 with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.


2.       INVENTORIES

Inventories consisted of the following:
                                                                                  July 31,         October 31,
(Amounts in thousands)                                                                1997                1996
--------------------------------------------------------------------------------------------------------------
Raw materials and supplies                                                        $  8,538           $   7,483
Work-in-process                                                                     11,646               8,797
Finished goods                                                                       2,568               2,421
                                                                                  --------           ---------
         Total inventories                                                        $ 22,752           $  18,701
                                                                                  ========           =========

3.       ACCRUED EXPENSES

Accrued  expenses  at July 31,  1997  and  October  31,  1996  consisted  of the following:
                                                                                  July 31,         October 31,
(Amounts in thousands)                                                                1997                1996
--------------------------------------------------------------------------------------------------------------
Workers' compensation reserve                                                     $    516           $     659
Ground water remediation reserve                                                       759                 659
Other accrued liabilities                                                            6,666               5,248
                                                                                  --------           ---------
                                                                                  $  7,941           $   6,566
                                                                                  ========           =========

4.       LONG-TERM DEBT

Long-term debt,  including current maturities,  at July 31, 1997 and October 31,
1996 consisted of the following:
                                                                                       July 31,    October 31,
(Amounts in thousands)                                                                     1997           1996
--------------------------------------------------------------------------------------------------------------
Unsecured senior notes. Interest at 8.71% payable semiannually.
     Principal payable in annual installments of $3.6 million from
     1998 through 2002..........................................................        $18,000        $18,000

Unsecured bank term loan.  Variable  interest  rate  averaging  7.0% at July 31,
     1997, payable quarterly, with semiannual principal
     payments of $2 million.....................................................         12,000         13,000

Unsecured borrowings under bank line of credit. Variable interest rate averaging
     6.7% at July 31, 1997, payable quarterly or specified
     duration period. Principal due upon expiration on April 28, 2000...........         2,000

Mortgage payable.  Interest at 8%. Collateralized by a
     72,000 sq. ft. newly constructed building and related
     land.  Principal and interest payments of $25,000 per
     month through 2011.........................................................         2,448           2,523

Mortgage payable.  Interest at 7.5%. Collateralized by a
     65,000 sq. ft. newly constructed building and related
     land leased to Flex Products.  Principal and interest
     payments of $28,000 per month through 2011.................................         2,858           2,945

Land improvement assessment. Interest at an average rate of 6.75%.
     Principal and interest payable in semiannual installments of
     $77,000 through 1998.......................................................           150             276

Scottish  Development  Agency (SDA) building loan,  with a conditional  interest moratorium  from February 1, 1995 through January 31, 1998 with interest at
     9.5% thereafter.  Semiannual  principal payments of approximately  $100,000 are payable  through  January  1998 with  subsequent  payments of $331,000, comprising principal and interest, through 2006. Collateralized by the land and building of
     the Company's Scottish subsidiary..........................................         3,877           3,996

Note payable to private parties in connection with the purchase of the Company's wholly-owned  subsidiary  in Germany  (MMG).  Principal  and interest at 8%
     payable over ten years in quarterly
     installments. Refinanced in May 1997.......................................                         6,188




Unsecured bank note. Interest at 5.6%. Quarterly
     principal and interest payments of approximately $300,000
     through December 2002......................................................         4,455

Bank loans of MMG with  interest  rates  ranging  from 4.5% to 8.0%.  Payable in semiannual and annual installments  through 2013. Partly  collateralized by mortgages on MMG land and buildings
     and liens on equipment.....................................................         2,795           3,760

Present value of obligations under capital leases at an imputed interest
     rate of 8.0%  payable in monthly installments through 2004.................            34              81
                                                                                       -------         -------
                                                                                        48,617          50,769
Less current maturities ........................................................        (6,203)         (4,981)
                                                                                       -------         -------
         Total long-term debt, net of current maturities........................       $42,414         $45,788
                                                                                       =======         =======

The Company has a $32 million unsecured credit facility comprised of a $12 million term loan and a $20 million revolving line of credit. The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has a letter of credit for approximately $903,000 to satisfy the Company's workers' compensation self-insurance requirements. The letter of credit facility carries a fee of 1.25% per year.

During the third quarter of 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% bank note. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 per quarter through December 2002. In connection with the note payable to private parties, the Company carried an incremental credit facility to cover a surety letter for approximately $2.5 million issued to secure 50% of the Company's obligation arising from the purchase of MMG. As the new note does not require a surety letter, the $2.5 million surety letter was cancelled. During the third quarter of 1997, the Company's $15 million line of credit was increased to $20 million.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duties. There were no borrowings under the credit arrangement in fiscal years 1997 or 1996.

The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $3.1 million which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

During 1996, the Company entered into three sale/lease-back arrangements for a newly acquired continuous coating machine and related equipment and for two newly acquired coating machines to be used in the manufacturing operations of Flex Products. Cash proceeds from the sale/lease-back arrangements exceeded the Company's cost by approximately $750,000 which was recorded as deferred revenue and is being amortized against lease expense at the rate of approximately $125,000 per year. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease.

The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

5.       STOCK OPTIONS

During the third quarter of 1997, 232,500 option shares were granted under the Company's incentive compensation and employee stock option plans, including 162,000 shares that were regranted for the purpose of repricing the options. At July 31, 1997, 2,062,800 shares were subject to outstanding options, of which 1,202,337 options were exercisable. Options to purchase 317,289 shares of common stock were available for future grants under the plans.

6.       CONVERTIBLE REDEEMABLE PREFERRED STOCK

In June 1997, 1,750 shares of the Company's 8% Series C Convertible Redeemable Preferred Stock were converted into approximately 169,000 shares of common stock at the conversion price of $10.50 per share. In February 1997, 4,000 shares of the Company's 8% Series C Convertible Redeemable Preferred Stock were converted into approximately 386,000 shares of common stock at the conversion price of $10.50 per share.

7.       LITIGATION

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

In July 1996, SICPA Holdings S.A. (SICPA), the 40% minority stockholder and largest customer of Flex, filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between OCLI and SICPA without SICPA's consent. In January 1997, the Delaware Chancery Court rendered a decision on one of the issues in dispute, holding the position of OCLI and Flex Products that a simple majority of the Flex Products Board of Directors has the authority to authorize a public offering of Flex Products' securities prior to May 8, 1998, independent of the rights of either SICPA or OCLI to cause Flex Products to have an initial public offering of its common stock created under the Put and Call, Right of First Refusal and Co-Sale Agreement. In May 1997, the Company filed with the Delaware Courts, for their review and approval, a public ofering in the form of Flex debt securities with detachable OCLI warrants. The lawsuit did not have, nor is it expected to have, an impact on Flex Products' operations or on the sale of product to SICPA given the proprietary nature of the product and a 15 year exclusive supply contract between Flex Products and SICPA which requires SICPA to make annual minimum purchases from Flex Products or to pay liquidated damages in the event that such minimum purchases are not satisfied.

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

RESULTS OF OPERATIONS

Revenue. Revenue for the third quarter of fiscal 1997 was $60.0 million, an increase of $11.2 million, or 23%, over revenue of $48.8 million in the third quarter of fiscal 1996. Revenues for the first nine months of fiscal 1997 was $159.2 million, an increase of $18.1 million, or 13%, over revenue of $141.1 million for the first nine months of 1996. The third quarter and year to date 1997 increase is partly due to sales of Wavelength Division Multiplexing products (WDM) for telecommunications applications. In addition, 1997 revenues were higher in the security products business for products produced by the Company's 60% owned subsidiary, Flex Products Inc. (Flex Products), in the defense and aerospace business for telecommunications satellites, and in the display products business for products used in projection display applications. Revenues for the office automation business decreased in the third quarter of 1997 compared to the prior year.

Gross Profit. Gross profit for the third quarter of fiscal 1997 was $19.8 million, or 33.0% of revenue, compared to $15.4 million, or 31.6% of revenue, for the third quarter of fiscal 1996. Gross profit for the first nine months of 1997 was $54.0 million, or 33.9%, compared to $47.6 million, or 33.8%, for the first nine months of 1996. The gross profit improvement in the 1997 third quarter and year to date periods is due to yield and throughput improvements of the Company's two new continuous coating platforms. These improvements were partially offset by higher than Company average material cost percentages in the manufacture of WDM products and lower margins in the Company's office automation markets.

Research and Development. Research and development expenditures in the third quarter of 1997 were $3.9 million compared to $2.9 million in the second quarter of 1996 and were $10.5 million for the first nine months of 1997 compared to $7.9 million for the first nine months of 1996. The quarter and year to date increases were due to increased spending in the Company's Flex Products operation for the qualification of new products and for product and process development for telecommunications and display markets.

Selling and Administrative. Selling and administrative expenses in the third quarter of fiscal 1997 were $10.8 million compared to $8.1 million for the third quarter of 1996 and were $31.8 million for the first nine months of 1997 compared to $27.3 million for the first nine months of 1996. The 1997 increase was primarily due to legal expenses associated with the lawsuit with SICPA holdings S.A, additional expenses associated with the establishment of a new joint venture in Japan (OCLI Asia) and marketing initiatives at Flex Products.

Income From Operations. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $4.8 million for the third quarter of fiscal 1997 compared to $4.1 million for the third quarter of fiscal 1996 and $11.0 million for the first nine months of fiscal 1997 compared to $11.5 million for the first nine months of fiscal 1996.

Interest Income and Expense. Interest income for the third quarter of fiscal 1997 was $78,000 compared to interest income of $52,000 for the third quarter of fiscal 1996 and was $335,000 for the first nine months of 1997 compared to $191,000 for the first nine months of 1996. 1997 increases were due to higher average cash balances. Interest expense, net of capitalized interest, for the third quarter of 1997 was $1.0 million compared to $829,000 for the third quarter of fiscal 1996 and was $3.1 million for the first nine months of 1997 compared to $2.6 million for the first nine months of 1996. Interest expense was lower in 1996 primarily due to higher capitalized interest.

Income Taxes and Minority Interest. The effective income tax rate was 40% for the third quarter and first nine months of 1997, 34% for the third quarter of 1996 and 39% for the first nine months of 1996. The lower tax rates for the prior year periods were due to the recognition of new tax credit provisions and the utilization of net operating loss carryforwards by foreign operations for which tax benefits had not been provided in prior years. Minority interest, primarily representing the 40% share of Flex Products' net income accruing to the minority stockholder and the minority interest in OCLI Asia, was $350,000 in the third quarter of 1997 compared to $165,000 in the third quarter of 1996 and was $529,000 in the first nine months of 1997 compared to $750,000 in the first nine months of 1996.

Net Income. The Company had net income applicable to common stock of $1.9 million, or $.17 per share, for the third quarter of fiscal 1997 compared to $1.8 million, or $.17 per share, for the third quarter of fiscal 1996. The Company had net income applicable to common stock of $3.8 million, or $.37 per share, for the first nine months of 1997 compared to $4.1 million, or $.40 per share for the first nine months of 1996.

JOINT VENTURES AND STRATEGIC ALLIANCES

During 1997, the Company announced that it had entered into an alliance with JDS FITEL, Inc. (JDS) in order to capitalize on the rapidly growing market for Wavelength Division Multiplexing (WDM) products used in telecommunications applications. The alliance is structured as a contractual joint venture through a series of exclusive supply and distribution contracts under which OCLI will contribute its expertise to provide optical filters for WDM's and JDS will contribute its expertise in the design, manufacture and marketing of WDM products. The first sales under these agreements were recognized in the second quarter of 1997.

Also in 1997, the Company announced the establishment of a 50/50 joint venture with Hakuto Co., Ltd. in Japan. The new company, Hakuto-OCLI Co., Ltd., which is doing business as "OCLI Asia", is headquartered in Shinjuku, Tokyo, with manufacturing facilities in Isehara, Kanagawa Prefecture. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and to provide more integrated support within Asia. Hakuto has been a long-term distributor and fabricator of OCLI's products in Japan and several other Asian countries. OCLI Asia will assume sales support, fabrication and applications engineering support for several of the Company's products that are being sold into the Asian market. The joint venture began operations in Japan in the second quarter of 1997 and is consolidated into the Company's results of operations and financial position as the Company has operating control over the joint venture.

FINANCIAL CONDITION

During the third quarter and first nine months of 1997, the Company's cash and short-term investments decreased by $1.6 million and $7.2 million. Net cash provided by operations for the third quarter and nine month periods was $1.0 million and $5.3 million, offset by investments in plant and equipment of $5.2 million and $11.9 million and payment of dividends of $754,000 and $1.8 million. Long-term debt and notes payable borrowings exceeded repayments by $803,000 in the third quarter and were $2.8 million below repayments in the first nine months of 1997. $1.1 million and $2.6 million were contributed in the quarter and year to date periods by minority stockholders, constituting additional investments in Flex Products and the minority interest investment in OCLI Asia, and the Company received $1.3 million and $1.5 million from the exercise of employee stock options.

During the first nine months of 1997, the Company's working capital, excluding cash and short-term investments, increased $12.7 million, primarily due to increased accounts receivable (resulting primarily from customer late payments that were resolved after the balance sheet date and the impact of consolidation of OCLI Asia) and increased inventory (to satisfy anticipated customer demand for the remainder of the year), offset by increased accounts payable (primarily resulting from the impact of consolidation of OCLI Asia).

During the first nine months of 1997, as part of an innovative program to modernize its business processes, the Company purchased a state-of-the-art Enterprise Resource Planning System. Total cost of the system, including hardware, software, training and consulting, is approximately $4.3 million of which $2.0 million for hardware, software and consulting was financed under a five year lease with monthly payments of approximately $50,000 commencing in the fourth quarter of 1997.

During the third quarter of 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% bank note. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 at the end of each calendar quarter through December 2002. Also during the third quarter of 1997, the Company's $15 million unsecured revolving credit facility was increased to $20 million.

Management believes that the cash on hand at July 31, 1997, cash anticipated to be generated from future operations and the available funds from revolving credit arrangements will be sufficient to meet the Company's working capital, capital expenditure, debt service and dividend payment requirements for the foreseeable future.

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

                         INDEPENDENT ACCOUNTANTS' REVIEW

The July 31, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review (which makes reference to the report of other accountants), follows.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 1997 and July 31, 1996 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended July 31, 1997. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), whose total assets constituted 12% of consolidated total assets at July 31, 1997 and whose total revenues constituted 18% of consolidated total revenues for the nine-month period ended July 31, 1997.

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

Deloitte & Touche LLP

San Jose, California
August 20, 1997

                         INDEPENDENT ACCOUNTANTS' REVIEW

The August 2, 1997 financial statements of Flex Products, Inc., the Company's 60% owned subsidiary which are included in the Company's July 31, 1997 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by KPMG Peat Marwick LLP, independent accountants for Flex Products, Inc., in accordance with established professional standards and procedures for such a review.

The Flex Products, Inc. financial statements have been prepared on a historical basis of accounting and do not reflect any purchase accounting adjustments recorded by Optical Coating Laboratory, Inc. as a result of their acquisition of a majority interest in Flex Products. Inc. as of May 8, 1995.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Flex Products, Inc.
Santa Rosa, California

We have reviewed the balance sheet of Flex Products, Inc. as of August 2, 1997 and the related statements of operations for the three-month and nine-month periods ended August 2, 1997 and July 28, 1996 and statements of cash flows for the nine-month periods ended August 2, 1997 and July 28, 1996. Those financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

These financial statements have been prepared on a historical basis of accounting and do not reflect any purchase accounting adjustments recorded by Optical Coating Laboratory, Inc. as a result of their acquisition of a majority interest in the Company as of May 8, 1995.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principals.

The balance sheet of November 3, 1996 was audited by us and we expressed an unqualified opinion on it in our report dated December 18, 1996, but we have not performed any auditing procedures since that date.

KPMG Peat Marwick LLP

August 15, 1997

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              Incorporated by reference to Note 7. of the Notes to Condensed Consolidated Financial Statements.

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

                     (2)       None

                     (3)       None

                     (4)       None

                     (10)      None

                     (11)* Computation of earnings per share for the three and nine month periods ended July 31, 1997 and 1996.

                     (15)*     Letter  of   Deloitte  &  Touche  LLP   regarding
                               unaudited interim financial information.

                     (18)      None
                     (19)      None
                     (22)      None
                     (23)      None
                     (24)      None

                     (27)*     Financial   Data  Schedule  for the three  months
                               ended July 31, 1997.

              * Items not previously filed are designated by an asterisk.

              (b) Reports on Form 8-K filed for the three  months ended July 31,
                  1997.

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                              OPTICAL COATING LABORATORY, INC.
                                                      (Registrant)


September 15, 1997                            /s/ JOSEPH C. ZILS
------------------                            ----------------------------------
Date                                          Joseph C. Zils
                                              Vice President, General Counsel
                                              and Acting Chief Financial Officer
                                              (Principal Financial Officer)