Form 10-K
period 1997-10-31
OPTICAL COATING LABORATORY INC
filed 1998-01-29
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-K
Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended OCTOBER 31, 1997

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

                       COMMON STOCK, $.01 PAR VALUE

                          (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At December 31, 1997, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $109.8 million.

At December 31, 1997, there were 10,631,712 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held March 31, 1998 are incorporated by reference into Part III of this Form 10-K.

The Exhibit index appears on Pages 47-49.



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

         PART I

Item 1.  Business.........................................................   3
Item 2.  Properties.......................................................  11
Item 3.  Legal Proceedings................................................  12
Item 4.  Submission of Matters to a Vote of Security Holders..............  13

         PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters......................................  16
Item 6.  Selected Financial Data..........................................  16
Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................  17
Item 8.  Consolidated Financial Statements and
         Supplemental Financial Information...............................  23
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure.......................................................  46

         PART III

Item 10. Directors and Executive Officers of the Registrant...............  46
Item 11. Executive Compensation...........................................  46
Item 12. Security Ownership of Certain Beneficial Owners and Management...  46
Item 13. Certain Relationships and Related Transactions...................  46

         PART IV
Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K..........................................  47


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

ITEM 1. BUSINESS

GENERAL

Optical Coating Laboratory, Inc., together with its consolidated subsidiaries (the "Company"), is the world's largest independent manufacturer of optical thin film coated components used to manage light. At its Company-owned and leased facilities located in Santa Rosa, California, Goslar, Germany, Hillend, Scotland and Isehara, Japan, OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. The Company also manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Precision molded plastic optics allow for the production of aspheric surfaces, have significant cost advantages over similar products made with glass, improve impact resistance and offer a substantial weight advantage over glass components.

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

Flex Products, Inc. ("Flex"), of which the Company holds a controlling 60% interest, is a manufacturer of thin film coatings on plastic film produced by a proprietary vacuum deposition technology on large-scale, high-speed roll coating equipment developed by OCLI in the 1980's. Flex's principal product, optically variable pigment ("OVP"), was also invented by the Company and is used primarily in currency printing as a security and anti-counterfeiting measure. SICPA Holding S.A., a Swiss company that is OCLI's 40% partner in Flex Products, is the largest manufacturer of printing inks in the world and is currently Flex Products' largest customer. Flex Products also manufactures and sells energy efficient window film used for residential, commercial and automotive energy conservation; printing plates used in offset color printing; photoreceptor ground planes used in copiers; and pigment used in automotive paint.

Through its OCLI/MMG Division in Goslar, Germany and its principal manufacturing facility in Santa Rosa, California, the Company operates fully integrated precision glass fabrication operations with capability for sawing, machining, heat-treating, chemical-treating, silk screening and etching glass products to customer specifications. Fabricated glass product lines include mirrors, platens, filters, panels and an array of optics and components made of glass for use in copiers, cameras and other electro-optical devices and instruments.

The Company also operates a fully integrated coating facility with additional optical fabrication capability at its wholly-owned subsidiary in Hillend, Scotland. From this platform, the Company markets a broad array of coated products with applications in commercial, scientific and military markets and performs research and development under scientific and U.K. Ministry of Defense sponsorships.

Through a contractual joint venture alliance with JDS FITEL Inc. ("JDS"), a publicly held Canadian high technology company, OCLI produces optical filters for use in dense wavelength division multiplexing ("WDM") products that are marketed and distributed by JDS. WDM is the simultaneous transmission of information on different wavelengths along the same optical fiber and is one of the alternative technologies available to telecommunications network providers to satisfy the demand for increased transmission capacity resulting from the growing use of new services such
as the Internet, video and other forms of data transmission.   WDM
components are the key elements in fiber optic systems that facilitate transmission using different wavelengths. Precision thin film optical filters are one of the key elements in a WDM component that permit wavelength discrimination.

Through its joint venture company in Japan, Hakuto-OCLI, Ltd., which is doing business as "OCLI Asia," the Company provides fabrication and applications engineering support for front surface mirrors, anti-reflection panels, optical filters for satellites, dichroic filters, among other products for Asian markets. OCLI Asia was formed in 1997, as a joint venture with Hakuto Co., Ltd. Hakuto has been a major customer and long-term distributor and fabricator of OCLI's products in Japan and several other Asian countries and is an approximate 9% stockholder of the Company. OCLI Asia is consolidated into the Company's results of operations and financial position as the Company has operating control over the joint venture.

The Company has significant investments in Germany, Scotland and Japan. Changes in the value of those countries' currencies relative to the U.S. dollar are recorded as direct charges or credits to equity. The Company also has manufacturing operations in Germany, Scotland and Japan and sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, a significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors

MARKETS AND PRODUCTS

DISPLAY. The Company is a leading supplier of anti-reflection coatings to OEMs for use on computer terminals and other cathode ray tube ("CRT") displays, flat panel displays, liquid crystal displays ("LCDs") and touch panel displays (among other applications) to improve the readability of the information displayed by reducing glare from reflected light while optimizing the transmission of light from the display. The coatings are produced in several configurations to meet varied customer requirements, including as laminates with conductive qualities to reduce electromagnetic and electrostatic discharge.

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

The Company also manufactures a variety of components used in projection display products, such as front surface mirrors used in large screen projection televisions and dichroic color filters used in LCD and digital light processing projector systems.

TELECOMMUNICATIONS. OCLI produces state-of-the-art optical bandpass filters for use in wavelength division multiplexing ("WDM") products that allow simultaneous transmission of many telephone signals on a single optical fiber. WDM is one of the alternative technologies available to telecommunications network providers to satisfy the demand for increased transmission capacity resulting from the growing use of new services such
as the Internet, video and other forms of data transmission.   WDM
components are the key elements in fiber optic systems that facilitate transmission using different wavelengths. Precision thin film optical filters are one of the key elements in WDM components that permit wavelength discrimination. OCLI's filters are marketed and distributed through a contractual joint venture arrangement with JDS FITEL Inc.

OCLI also serves the telecommunications market through the production of glass solar cell covers and thermal control mirrors for use on satellites. The thin glass solar cell covers are coated to provide enhanced performance, reduced temperature and protection for the photovoltaic cells. These covers range from the simplest single layer products that improve solar transmission to complex multi-layer designs that reflect ultraviolet and infrared solar energy. The thermal control mirrors are used to control the temperature of satellites. These highly efficient mirrors are used to reflect solar energy from sensitive instrument areas and to control antenna temperature and performance using proprietary designs on flexible substrates.

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

SECURITY PRODUCTS. Through Flex Products, Inc., the Company manufactures and markets optically variable pigment ("OVP") used in currency printing as an anti-counterfeiting measure. Flex's largest customer for OVP, and OCLI's partner in Flex's ownership, is SICPA Holding S.A., one of the world's leading manufacturers of printing inks. Currently, over 50 countries, including the United States, have adopted the use of ink made with optically variable pigment in the printing of currencies and other valued documents. Sales of this product constituted greater than 10% of the Company's consolidated sales in 1997 and 1996. See "Marketing" discussion.

OTHER MARKETS. The Company manufactures a wide array of filters, reflectors and optical components for use in medical, biochemical, scientific and analytical instruments, manufacturing process control instruments, barcode scanners, point-of-sale scanners, focus devices in cameras and slide projectors, instruments used to monitor blood glucose levels and instruments used to measure color in paint pigment as well as sophisticated, high-precision coated products and optical components to meet the specific performance requirements of advanced scientific, space and defense systems and products for a variety of specialty applications, including dichroic filters for specialty stage lighting; energy control window film for architectural applications; optically variable pigment used in automotive paint; precision molded plastic optics for sunglasses and anti-reflection linear polarizers for viewcams.

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

The Company employs various coating processes which it has developed and established over many years including batch coating by evaporation as its historic coating process and batch coating by reactive metal mode sputtering as a proprietary, patented process. The Company employs similar evaporation and sputtering processes in its continuous in-line coating systems. The Company's Flex Products subsidiary also employs proprietary evaporation processes and sputtering in its high-speed, roll-to-roll coating systems. The Company and its subsidiary operations have extensive auxiliary material preparation and glass fabrication equipment in place which allow the Company to produce a broad array of coated glass and plastic components and coated products for a wide variety of applications.

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

RESEARCH AND DEVELOPMENT

The Company devotes substantial resources to research and development in order to develop new and improve existing thin film products, processes and manufacturing equipment. As a result, the Company has developed a technological leadership position in the thin film coatings industry, and customers rely on the Company's thin film integration services expertise and its products.

In cooperation with its joint venture partner, JDS FITEL Inc., the Company is developing new wavelength division multiplexing ("WDM") products and processes to expand the information carrying capability of fiber optic telecommunication networks. The emerging opportunities in this rapidly growing market require extremely high precision interference coating deposition technology combined with advanced fiber optic assembly and testing technology.

The Company's ongoing research and development commitments also include techniques to improve coating uniformity on plastic substrates for flat panel display applications; automation of the Company's coating equipment to improve product and increase equipment productivity; development of new and improved product configurations for the Glare/Guard market; and reduction and eventual elimination of coating and cleaning materials that may be hazardous to the environment.

Flex Products' major research and development effort has been toward the development and integration of state-of-the-art coating processes for use in new coating machines, which the subsidiary installed during fiscal 1996, and for the qualification of new products, primarily new color shifts for OVP and pigment used for automotive paint.

Company funded research and development expenditures totaled $14.9 million, $11.7 million and $8.4 million, or 6.8%, 6.2% and 5.0% of revenues, during fiscal years 1997, 1996 and 1995. In addition to the research and development funded by the Company, many of the Company's customer contracts involve state-of-the-art coating applications requiring substantial amounts of development in support of specific customer applications.

PATENTS AND LICENSES

The Company believes its proprietary technology, its trade secrets and its patents to be of considerable value to its business. The Company believes that its patents demonstrate and support its technological leadership position, safeguard its competitive position and support existing and potential sales volume.

The Company has 48 patents and 63 patent applications in the United States which cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the Company's various patents range from 1998 to 2016. Flex Products currently has 107 patents and 83 new patent applications pending that are separate from the Company's patents. Expiration dates for Flex Products' patents range from 1998 to 2014. Flex Products also has patents and patent applications pending in various foreign countries covering the same technology. (See
Item 3., "Legal Proceedings", for a discussion of the Company's patent infringement lawsuit with BASF Corporation and BASF AG.)

In 1988, at the formation of Flex Products as a joint venture, the Company and Flex Products entered into a License Agreement under which certain of the Company's patents relating to roll coating technology were assigned to Flex Products and Flex Products agreed to make royalty payments to the Company for the use of these patents. The License Agreement provides for royalties of 4% of Flex Products' revenues. The royalty payments are to continue for several years until a total of $13.7 million is paid. At fiscal year end 1997, $6.4 million remained to be paid. In years prior to 1995, and until May 1995, royalties were recorded as revenues. In 1995, after the Company's additional investment in Flex Products, the royalties were eliminated in consolidation.

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

The Company's products are sold by its sales organizations, headquartered in Santa Rosa, California and Reinheim, Germany, who communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. The Company has regional sales offices in several major cities throughout the United States and in Germany, France, Spain and the United Kingdom. In Japan and other Asian countries, the Company has established joint venture companies with its former independent distributors and sales representatives to provide more integrated marketing and sales support in these regions.

With the exception of its Glare/Guard product line, the Company markets most of its standard, high volume coated products and fabricated glass components to OEMs. Its customized, technically sophisticated products are also marketed to OEMs in addition to defense and aerospace contractors. The Company exports some of its products to major distributors who perform product conversion and other value-added process steps before resale. The Company's Glare/Guard product line is marketed through distributors and dealers directly to end users.

Flex Products sells into several significant markets with a small, technically oriented sales organization supported by operations and engineering personnel in a sales team approach.

The Company's ten largest customers accounted for 42% of its sales in 1997. The Company's largest customer in 1997, who is also the Company's 40% partner in the ownership of Flex Products, accounted for approximately 14% of total sales for fiscal 1997, 13% of total sales for fiscal 1996 and 12% of total sales for the six months of consolidation of Flex Products in fiscal 1995. The Company's second and third largest customers in 1997 accounted for 7% and 5% of its sales in fiscal year 1997. The Company's second largest customer in 1996 and largest customer in 1995 accounted for 5% and 8% of its sales in fiscal years 1996 and 1995. Because relatively few customers account for a substantial portion of the Company's sales, the loss of their business could have a material adverse effect on the Company's operating results. However, the Company believes that it has the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products. Foreign sales, primarily in Europe and Asia, including foreign sales of Flex Products for fiscal 1997, fiscal 1996 and six months of 1995, represented 48%, 48% and 47% of revenues for fiscal years 1997, 1996 and 1995. Sales by the Company's wholly-owned subsidiary in Scotland represented 5%, 5% and 10% of revenues for fiscal years 1997, 1996 and 1995. Sales by the Company's wholly-owned subsidiary in Germany represented 8%, 13% and 13% of revenues for fiscal years 1997, 1996 and 1995. Sales by these subsidiaries are primarily to customers in European countries. See Note 11 of Notes to Consolidated Financial Statements.

Export sales by U.S. operations to Asian countries represented 11%, 13%, and 13% and to European countries 19%, 14% and 9% of revenues for fiscal years 1997, 1996 and 1995. Export sales can be affected by adverse currency alignments and economic factors within those countries. In addition, although the Company has not experienced significant overall sales or pricing declines in these countries, economic factors in Europe and Asia could have a material effect on the Company's future results.

Sales of products to the federal government, primarily under subcontracts, accounted for 6%, 9% and 10% of revenues for the fiscal years 1997, 1996 and 1995. The Company's cost-plus-fixed fee ("CPFF") government contracts for fiscal years 1996 and 1995 are subject to pending governmental audit review. The audits entail, primarily, a review of costs and expenses charged to government contracts with the focus on potential adjustments to the allocation of general and administrative expenses. General and administrative expense allocations to CPFF contracts were $274,000 for 1997, $796,000 for 1996 and $1.8 million for 1995. The Company does not expect pending governmental audits to result in adjustments that will have a material impact on future operating results.

RAW MATERIALS AND SUPPLIERS

The primary raw materials used by the Company in its coating operations are various forms of glass, germanium, fused silica and several types of plastic and inorganic coating materials, such as magnesium fluoride, silicon dioxide, aluminum or germanium. The Company has more than one supplier for each of its raw materials and maintains adequate inventories and close working relationships with its suppliers to assure a continuous and adequate supply for production. The Company purchases special grade flat glass under long-term arrangements from one major U.S. glass supplier. The Company has not experienced any significant interruptions in production due to a shortage of raw material. Substrate materials are purchased by the Company or supplied by customers, while coating materials and their composition are generally supplied by the Company, as they are often considered a proprietary element of the manufacturing process.

In the Company's precision molded polymer optics operation, the primary raw material used is high quality granular polycarbonite plastic base stock which the Company procures from one principal supplier. Although the Company has experienced price increases for this raw material, and there is currently product supply allocation, it has been able to maintain its supply because of the long-term customer relationship with the supplier.

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

The Company's European subsidiaries customarily shut down their operations for a two week summer vacation. The summer shutdown has historically reduced the Company's fiscal fourth quarter sales in Europe as compared to sales in the other three fiscal quarters. In 1997 and prior years, the decline in sales during the summer in Europe has not been significant to the consolidated operations of the Company. However, such seasonality could become significant in future periods depending upon the overall significance of European sales to total Company sales.

BACKLOG

The Company's backlog of orders at the end of each of the last three fiscal years ended October 31, 1997, 1996 and 1995 was as follows:

                        1997        1996        1995

                               (In Millions)

                       $62.2       $51.6      $47.9

At October 31, 1997, backlog includes $6.2 million from Flex Products, which represents orders and specifically scheduled releases on long-term contracts for delivery within 12 months. Substantially all orders in backlog at October 31, 1997 are scheduled for shipment during 1998. The amount of backlog at October 31, 1997 represents only a portion of anticipated sales in 1998, with new orders historically comprising the major portion of sales in a fiscal year.

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

EMPLOYEES

At October 31, 1997, the Company, including Flex, had 1,515 employees of whom 1,229 were employed domestically, 103 were employed by the Company's operations in Hillend, Scotland; 125 were employed by the Company's OCLI/MMG Division in Goslar, Germany; 16 were employed in the Company's sales and administrative offices in Europe and 42 were employed by OCLI Asia in Japan. The Company has not experienced a work stoppage due to labor difficulties. The Company believes its employee relations are satisfactory.

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

In 1987, the Board of Directors approved increases in severance benefits for its domestic employees, not including Flex Products employees, in the event of certain changes in control of the Company. These severance arrangements have been extended through November 1999.

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

COMPUTER SYSTEMS

During 1997, the Company initiated a program to modernize its business processes in order to reduce cycle time and improve profitability. The program has been deployed worldwide with the goal of streamlining, automating and applying best practices to all of the Company's business processes. In conjunction with this initiative, the Company identified the need for, selected and purchased an Enterprise Resource Planning System. Expected total cost of the system, including hardware, software and integration services, is approximately $4.6 million, of which the Company has recorded $2.0 million in 1997. The Company expects to spend the balance of $2.6 million over the next five years. Commencing with the implementation dates of the system modules in 1998, software and implementation costs will be depreciated over six years and hardware will be depreciated over the remaining lease term of approximately three years. Training and software maintenance costs are being expensed when incurred. The vendor has informed us that the Enterprise Resource Planning System is year 2000 compliant and, as it will be implemented at all of the Company's business locations before the year 2000, it is not expected that the year 2000 will have a material effect on the Company's results of operations or financial position.

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

The following table sets forth certain information concerning the Company's principal facilities.

              NO. OF      LEASED/       TOTAL     SITE
LOCATION      BUILDINGS   OWNED         SQ. FT. (ACRES)     USE

Santa Rosa, CA  12        Owned(1)     490,000    75  Optical Coating
                                                      Laboratory, Inc.and Flex
                                                      Products, Inc. corporate
                                                      offices, manufac-turing,
                                                      engineering and research
                                                      and development
                                                      facilities

Santa Rosa, CA   1        Leased        23,000    --  OCLI Precision Polymer
                                                      Optics adminis-trative
                                                      offices and manufacturing
                                                      facilities
Santa Rosa, CA   1        Leased        74,000    --  Warehousing facilities

Hillend, Scotland1        Owned(2)      56,000    16  OCLI Optical Coating
                                                      Laboratory, Ltd.
                                                      administrative offices,
                                                      manufacturing and
                                                      research and development
                                                      facilities
Hillend, Scotland1        Leased        9,000     --  OCLI Optical Coating
                                                      Laboratory, Ltd.
                                                      warehousing
Goslar, Germany  2        Owned(3)      74,000    22  OCLI/MMG Division
                                                      administrative offices
                                                      and manufacturing
                                                      facilities
Reinheim, Germany2        Leased(4)     3,100     --  OCLI Optical Coating
                                                      Laboratory GmbH
                                                      administrative and sales
                                                      offices

Isehara, Japan   2        Leased          794    --   Hakuto-OCLI, Ltd. ("OCLI
                                                      Asia") admin- istrative
                                                      offices and manufacturing
                                                      facilities

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

(2) The facility occupied by OCLI Optical Coating Laboratory, Ltd. ("OCLI Ltd.") in Scotland was constructed for the subsidiary by the Scottish Development Agency ("SDA"). The facility consists of a manufacturing and office building on a 16 acre site in an industrial park area. The property is owned by the Company subject to a mortgage held by SDA that has a remaining balance of $3.9 million as of October 31, 1997, with nine years left on the term of the mortgage. At the beginning of 1995, OCLI Ltd. negotiated a three year mortgage interest moratorium, with principal continuing to be payable to Locate in Scotland (formerly SDA), as economic inducement to encourage business and employment growth in this region of Scotland.

(3) The Company's OCLI/MMG Division in Goslar, Germany, occupies two manufacturing buildings totaling approximately 68,000 square feet and an adjacent 6,000 square foot office building located on approximately 22 acres in an industrial park area. The land is held by a wholly-owned subsidiary of the Company under a long-term hereditary rights agreement. The manufacturing facility is pledged as security on loans totaling approximately $1.9 million with repayment terms running through 2020. The office building serves as collateral for an approximately $500,000 mortgage loan payable over eight years through 2005.

(4) The Company leases approximately 3,100 square feet of office space for its European headquarters and sales activities in Reinheim, Germany.

Management believes that the Company's facilities are adequate for its current level of business and the near-term growth requirements of the Company and its subsidiaries.

ENVIRONMENTAL

In 1988, the Company discovered ground water contamination at its facilities in Santa Rosa, California. With the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board, the Company established a program for reducing contaminant concentration levels to acceptable federal and state levels. In prior years, the Company recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. The Company spent $0, $228,000 and $10,000 in fiscal years 1997, 1996 and 1995 for drilling, extraction and monitoring wells which were charged against those accruals. In addition, the accrual was reduced by a total of $200,000 in 1997 and 1996 as a result of approval of the Company's final remediation plan by the California Regional Water Quality Control Board. Ongoing ground water remediation expenses, and the cost of compliance with environmental standards for years 1995 through 1997, have not been material to the operations of the Company, and the Company does not expect them to be material in the future

ITEM 3.  LEGAL PROCEEDINGS

In 1997, Optical Corporation of America ("OCA") and certain of its directors and officers ("Affiliates") commenced suit against the Company. The complaint arises out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would acquire OCA. The complaint seeks damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company has filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and is seeking damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. The Company does not believe that this litigation will have any material adverse effect on its future operating results or financial condition.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG have infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requests that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also seeks damages for the infringement, including treble damages if the infringement is found to be willful. BASF Corporation has filed a counterclaim seeking a declaration that the patent in question is invalid. Both BASF companies have requested that they be awarded their attorneys' fees and costs. Management remains confident in the validity of Flex Products' patent, and based upon the information currently available, that the BASF product is , in fact, covered by the patent.

During fiscal 1996, SICPA Holding S.A. ("SICPA"), the 40% joint owner of Flex Products, filed suit in Delaware Chancery Court seeking injunctive and other relief against OCLI, Flex Products and certain of Flex Products' directors. In the suit, SICPA alleged that Flex Products could not proceed with an initial public offering of its common stock without the consent of SICPA and that SICPA had the right to purchase OCLI's 60% ownership of Flex Products pursuant to a call option beginning after May 8, 1998. In January 1997, the Delaware Chancery Court rendered a decision that upheld the position of OCLI and Flex Products that a simple majority of Flex Products' Board of Directors had the legal authority to authorize a public offering of Flex Products' securities without the approval of SICPA.


Subsequent to fiscal year end 1997, OCLI, Flex Products and SICPA reached settlement of the pending litigation. Under the terms of the settlement agreement, OCLI and SICPA have agreed to modify their co-ownership agreement to allow OCLI to more effectively manage the day-to-day operations of Flex Products, to eliminate the "put" and "call" provisions, to allow for the public financing of Flex's operations and to modify the License and Supply Agreement between Flex Products and SICPA to maintain a competitive price on the sale of optically variable pigment to SICPA but provide for more attractive scheduled pricing discounts on higher volume purchases. In addition, OCLI purchased Flex Products working capital loan of $2.6 million from SICPA.

During the past several years, the Company has been engaged in litigation in the United Kingdom ("U.K.") involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on the financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of January 15, 1998 are listed below, followed by a brief description of their business experience during at least the past five years. Officers are appointed annually by the Board of Directors at the next regularly scheduled meeting of the Board following the Annual Meeting of Stockholders. There are no family relationships among these officers nor any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

NAME                   AGE  POSITION                        BUSINESS EXPERIENCE


Herbert M. Dwight,Jr.  67   Chairman of the Board and      Chairman of the
                            Chief Executive Officer,       Board and Chief
                            OCLI and Flex Products, Inc.   Executive Officer of
                                                           OCLI since August
                                                           1991; Chairman of
                                                           the Board and Chief
                                                           Executive Officer of
                                                           Flex Products, Inc.
                                                           since May 1995;
                                                           President of OCLI
                                                           from 1991 to 1997;
                                                           Chairman, President
                                                           and Chief Executive
                                                           Officer,
                                                           Superconductor
                                                           Technologies, Inc.
                                                           from 1988 to 1991;
                                                           Chief Executive
                                                           Officer, Spectra
                                                           Physics from 1967 to
                                                           1988

Charles J. Abbe....... 56   President and Director         President and
                                                           Director since
                                                           November 1997; Vice
                                                           President and
                                                           General Manager,
                                                           Santa Rosa Division
                                                           from April 1996 to
                                                           November 1997;
                                                           various senior
                                                           management positions
                                                           with Raychem
                                                           Corporation from
                                                           1989 to 1996

Craig B. Collins...... 42   Vice President, Finance and    Vice President,
                            Chief Financial Officer        Finance and Chief
                                                           Financial Officer
                                                           since September
                                                           1997; Senior Vice
                                                           President of Finance
                                                           and Chief Financial
                                                           Officer, Nestle
                                                           Beverage Company, a
                                                           division of Nestle
                                                           Corporation, from
                                                           1983 to 1996

Klaus F. Derge........ 60   Vice President, International  Vice President,
                            Operations                     International
                                                           Operations since
                                                           July 1992; various
                                                           senior management
                                                           positions with
                                                           Spectra Physics,
                                                           Sweden from 1969 to
                                                           1992

Bryant Hichwa ........ 51   Vice President, Research and   Vice President,
                            Development                    Research and
                                                           Development since
                                                           December 1997;
                                                           Director, Research
                                                           and Development from
                                                           1988 to December
                                                           1997

Michael A. Kasper..... 47   Vice President and General     Vice President and
                            Manager, Aerospace &           General Manager,
                            Instrumentation Division       Aerospace &
                                                           Instrumentation
                                                           Division since
                                                           December 1997;
                                                           Director of
                                                           Operations from 1996
                                                           to December 1997;
                                                           manufacturing
                                                           engineering and
                                                           materials management
                                                           positions with
                                                           Procter & Gamble
                                                           from 1972 to 1996

John McCullough....... 65   Vice President and Director    Vice President since
                                                           January 1992;
                                                           Director since 1985;
                                                           Executive Vice
                                                           President from 1988
                                                           to 1992; Senior Vice
                                                           President from 1978
                                                           to 1988; Vice
                                                           President,
                                                           Commercial Products
                                                           and Raytek Divisions
                                                           from 1976 to 1977;
                                                           Vice President,
                                                           Finance and
                                                           Administration from
                                                           1958 to 1967

Stephen E. Myers...... 50   Vice President and General     Vice President and
                            Manager, Information           General Manager,
                            Industries Division            Information
                                                           Industries Division
                                                           since December 1997;
                                                           Director,
                                                           Information
                                                           Industries Business
                                                           Unit from July 1996
                                                           to December 1997;
                                                           various operations
                                                           and finance
                                                           management positions
                                                           with Raychem
                                                           Corporation from
                                                           1978 to 1996

Laurence D. Parson.... 49   Vice President, North America  Vice President,
                            and Asia Sales                 North America and
                                                           Asia Sales since
                                                           November 1997; Vice
                                                           President, Sales
                                                           from October 1996 to
                                                           November 1997; Vice
                                                           President and
                                                           General Manager,
                                                           Glare/GuardO
                                                           Division from 1993
                                                           to 1996; General
                                                           Manager,
                                                           Glare/GuardDivision
                                                           from 1992 to 1993;
                                                           various
                                                           manufacturing,
                                                           marketing and sales
                                                           positions from 1973
                                                           to 1992

Kenneth D. Pietrelli.. 49   Vice President, Corporate      Vice President,
                            Services                       Corporate Services
                                                           since June 1993;
                                                           Corporate Materials
                                                           Manager from 1980 to
                                                           1993

James W. Seeser, Ph.D. 54   Vice President and Chief       Vice President since
                            Technical Officer              March 1986 and Chief
                                                           Technical Officer
                                                           since November 1993;
                                                           General Manager,
                                                           Advanced Products
                                                           Division from 1987
                                                           to 1989; various
                                                           engineering and
                                                           engineering
                                                           management positions
                                                           from 1983 to 1986


Glenn K. Yamamoto..... 46   Vice President and General     Vice President and
                            Manager, Telecommunications    General Manager,
                            Division                       Telecommunications
                                                           Division since
                                                           December 1997;
                                                           various product
                                                           line, sales and
                                                           manufacturing
                                                           management posi-
                                                           tions from 1973 to
                                                           1997

Joseph C. Zils........ 43   President, Chief Financial      President, Chief
                            Officer and Director, Flex      Financial Officer
                            Products, Inc.;                 and Director of Flex
                            Vice President, Legal Counsel   Products, Inc. since
                            and Corporate Secretary, OCLI   November 1997; Vice
                                                            President of OCLI
                                                            since June 1993;
                                                            Corporate Secretary
                                                            of OCLI since
                                                            December 1993; Legal
                                                            Counsel of OCLI
                                                            since November 1997;
                                                            General Counsel of
                                                            OCLI from 1989 to
                                                            1997

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.



                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND
       RELATED STOCKHOLDER MATTERS

The Company's common stock trades on The Nasdaq Stock MarketSM under the symbol OCLI. The table below sets forth the high and low prices of the Company's common stock during the two most recent fiscal years ended
October 31, 1997 and 1996.
                                        1Q      2Q      3Q       4Q       FY


1997
  High..............................11-5/8  11-3/8  14-1/4   13-1/4   14-1/4
  Low .............................. 9-1/2   9-3/8   9-3/8   12-1/8    9-3/8

1996
  High..............................15-3/8  14-3/8  19-1/4       15   19-1/4
  Low .............................. 9-1/4  10-1/8  12-1/2  10-1/4     9-1/4

DIVIDEND INFORMATION

Since June 1991, the Company has paid a semiannual cash dividend of $.06 per share on its common stock.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

There were 962 holders of record of the Company's common stock as of December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

Years ended October 31, 1997, 1996, 1995, 1994,  and 1993

(Amounts in thousands,
except per share amounts)             1997     1996     1995     1994     1993

Revenues........................$217,829 $189,195 $169,417 $131,780 $123,013
  Net income (loss) before cumulative
  effect of changes in accounting
  principles and dividend on preferred
  stock...........................$7,125   $5,196   $7,391   $4,604   $(5,737)

Net income (loss) applicable to
  common stock....................$6,432   $4,236   $6,929   $4,604   $(5,737)

Net income (loss) per common and
  common equivalent share ........$  .60   $  .41   $    .73 $    .51 $ ( .65)

Weighted average common and
  common equivalent shares
  outstanding.....................10,673   10,301      9,510    9,023   8,795

Cash dividend paid
on common stock.................$  1,199  $ 1,153   $  1,083 $  1,075 $ 1,043

Cash dividend paid per share
of common stock.................$    .12  $  .12   $     .12 $    .12 $   .12

Working capital................ $ 41,731  $38,087  $ 28,015 $ 28,692 $16,251

Total assets................... $183,493 $172,771  $169,834 $118,879 $99,226

Long-term debt................. $ 40,975 $ 45,788  $ 47,267 $ 35,441 $23,110
Convertible redeemable
preferred stock................ $  5,559  $11,309  $ 11,357

Stockholders' equity........... $ 86,963  $79,559  $ 73,894 $ 52,037 $47,135

Common stockholders' equity
per share......................$    7.68  $  6.99  $   6.59 $   5.79 $  5.25

Number of employees............    1,515    1,362     1,407    1,162   1,107


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURES," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS ARE IDENTIFIED BELOW. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES. Revenues for 1997 were $217.8 million, an increase of $28.6 million, or 15%, over revenues of $189.2 million for 1996. The 1997 revenue increase was due to revenue growth in telecommunications, satellite solar power and office automation markets and increased sales by Flex Products, Inc. ("Flex Products") of optically variable pigment. During 1997, sales in these markets totaled 53% of total Company sales. These revenue increases were partially offset by decreased revenues in the Company's display and other markets. During 1997, sales in these markets totaled 47% of total Company sales. Much of the decrease in the Company's sales in display markets was due to a next generation product in which the Company has elected not to participate in order to focus resources into other markets.

GROSS PROFIT. Gross profit as a percent of revenue was 34.3% in 1997 compared to 33.0% in 1996. The 1997 gross profit improvement is primarily due to yield and throughput improvements including improvements in the performance of the Company's new continuous coating platforms, which had depressed margins in 1996. The comparative improvement in 1997 was partially offset by lower gross margins on the manufacture of wavelength division multiplexing products used in telecommunications applications and the gross profit recognized in 1996 on the sale of a coating machine

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1997 were $14.9 million, an increase of $3.2 million, or 27% over research and development expenditures of $11.7 million for 1996. The 1997 increase is primarily due to increased spending by Flex Products for the qualification of new products and processes incorporating new production equipment. The Company also increased research and development expenditures for product and process development for telecommunications products.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for 1997 were $42.8 million, an increase of $5.7 million, or 15%, over 1996 selling and administrative expenses of $37.1 million. Slightly over half of this increase was due to increased selling expenses resulting from the establishment of a new joint venture in Japan ("OCLI Asia") and the introduction of new products by Flex Products. The remainder of the increase was primarily due to higher legal expenses in 1997 associated with patent infringement lawsuits and a lawsuit with SICPA Holding S.A. which was settled in November 1997 and a $600,000 restructuring charge recorded by Flex Products pursuant to a plan approved prior to the end of the fiscal year. (See "Acquisition and Investment Transactions" for further discussion.)

The Company recorded amortization of intangibles of $936,000 in 1997 and $1.1 million in 1996, primarily resulting from amortization of goodwill relating to the acquisitions of MMG and Netra.

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations in 1997 was $15.9 million compared to $12.4 million in 1996.


INTEREST INCOME AND EXPENSE. Interest income was $461,000 in 1997 compared to $379,000 in 1996. Net interest expense in 1997 was $4.0 million compared to $3.5 million in 1996. 1997 net interest expense is the net result of interest incurred of $4.2 million net of interest capitalized of $219,000, compared to 1996 interest incurred of $4.7 million net of interest capitalized of $1.2 million. The higher amount of interest capitalized in 1996 was due to the construction of two new buildings and the installation of two new continuous coating machines.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.3% in 1997 compared to 37.0% in 1996. In both years, the lower than statutory effective rate was primarily due to the recognition of state business tax credits arising from the purchase of new manufacturing equipment.

MINORITY INTEREST. In 1997, the Company recorded minority interest of $631,000 compared to minority interest of $636,000 in 1996. 1997 minority interest represents the share of net income of Flex Products accruing to its 40% shareholder and the portion of the operating results of OCLI Asia attributable to its Japanese partner. 1996 minority interest represents the share of net income of Flex Products accruing to its 40% shareholder.

NET INCOME. The Company had net income of $7.1 million in 1997 compared to $5.2 million in 1996. Dividends of $693,000 in 1997 and $960,000 in 1996
were accrued on outstanding Convertible Redeemable Preferred Stock. The 1997 preferred dividend decrease was due to the conversion of 5,750 shares of Convertible Redeemable Preferred Stock into 555,000 shares of Company common stock during 1997.

FISCAL 1996 COMPARED TO FISCAL 1995

REVENUES. Revenues for 1996 were $189.2 million compared to revenues of $169.4 million for 1995. Excluding the revenues of Flex Products, fiscal 1996 revenues would have been $158.6 million, an increase of $4.8 million, or 3%, over 1995 adjusted revenues of $153.8 million. The 1996 revenue increase was due to higher sales of products used for satellite solar power applications and licensing revenue from the sale of a coating machine, partially offset by decreased sales of products used in office automation and computer display applications. Flex Products reported 1996 revenues of $30.6 million compared to six month revenues of $15.6 million in 1995. The Company increased its ownership in Flex Products from 40% to a controlling 60% in May of 1995, resulting in the consolidation of Flex Products' financial results into the Company's financial statements for the last six months of fiscal 1995.

GROSS PROFIT. Gross profit as a percent of revenue was 33.0% in 1996 compared to 37.4% in 1995. Excluding the effect of Flex Products, the 1996 gross profit percentage would have been 31.4% compared to an adjusted gross profit percentage of 36.6% in 1995. The gross profit percentage decrease in 1996 was primarily due to startup costs and additional fixed costs associated with adding new manufacturing facilities and coating capacity in 1996 and the shifting of resources to new products to offset reduced sales of products used in computer display applications. These decreases were partially offset by the gross profit associated with the sale of a coating machine in 1996. In addition, the Company experienced price decreases and lower unit volumes, both domestically and in Europe, in its office automation and computer aftermarket display businesses. These decreases were partially offset by initiatives to shift resources to other markets and initiatives to increase manufacturing efficiencies in order to decrease unit cost. Flex Products' gross profit percentage for 1996 was 41.1% compared to a gross profit percentage of 45.8% for its six months of consolidation in 1995. Flex Products' gross margin reduction was due to start-up costs and throughput issues associated with a new coating machine installed in 1996 which costs include inventory reserve additions of approximately $1 million.

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1996 were $11.7 million, an increase of $3.3 million over research and development expenditures of $8.4 million for 1995. Excluding the results of Flex Products, 1996 research and development expenditures would have increased 3% over expenditures for 1995 and would have been consistent with the research and development expenditures for 1995 of 4.8% of revenues. Flex Products incurred research and development expenses of $4.2 million compared to research and development expenses of $1.1 million for its six months of consolidation in 1995. The 1996 increase is due to the development and integration of state-of-the-art coating processes for use in two new coating machines installed during fiscal 1996.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for 1996 were $37.1 million, a decrease of $317,000, compared to 1995 selling and administrative expenses of $37.4 million. Excluding the results of Flex Products, 1996 selling and administrative expenses would have decreased $2.9 million, or 8%, compared to 1995. The 1996 decrease is primarily due to higher expenses recorded in 1995 associated with the Company's European sales operations that were not incurred in 1996. Flex Products' selling and administrative expenses for 1996 were $4.8 million which was consistent with its run rate for 1995.

The Company recorded amortization of intangibles of $1.1 million in 1996 and $975,000 in 1995 primarily resulting from amortization of goodwill relating to the acquisitions of MMG and Netra.

INCOME FROM OPERATIONS. As a result of the foregoing, the Company had income from operations of $12.4 million in 1996 compared to $16.6 million in 1995. Excluding the effect of Flex Products, income from operations would have been $9.1 million in 1996 compared to income from operations of $12.9 million in 1995. The Flex Products operation contributed income from operations of $3.3 million in 1996 compared to $3.7 million for the six month period of consolidation in 1995.

INTEREST INCOME AND EXPENSE. Interest income decreased $288,000 in 1996 compared to 1995. The 1996 decrease was due to lower average cash equivalents during 1996. Net interest expense was $3.5 million in 1996 and 1995. Adjusted for the effect of Flex Products, net interest expense would have been $3.9 million in 1996 compared to $3.5 million in 1995. Adjusted net interest expense in 1996 was composed of interest incurred of $4.2 million net of capitalized interest of $323,000. Adjusted net interest expense in 1995 was composed of interest incurred of $4.1 million net of capitalized interest of $616,000. Flex Products recorded capitalized interest of $849,000 in 1996 and $163,000 in 1995. Flex Products' 1996
capitalized interest increase was due to a new coating machine and equipment installed in 1996.

PROVISION FOR INCOME TAXES. The Company's effective income tax rate was 37.0% in 1996 and 40.1% 1995. The 1996 effective income tax rate decrease resulted from the recognition of state business tax credits arising from the purchase of new manufacturing equipment partially offset by losses incurred by the Company's subsidiary in Germany for which tax benefits were not provided.

MINORITY INTEREST. In 1996, the Company recorded minority interest of $636,000 compared to minority interest of $816,000 in 1995. Minority interest represents the share of net income of Flex Products accruing to its 40% stockholder.

NET INCOME. The Company had net income of $5.2 million in 1996 compared to net income of $7.4 million in 1995. Adjusted for the results of Flex Products, the 1996 net income would have been $2.9 million compared to 1995 net income of $5.9 million. Dividends of $960,000 in 1996 and $462,000 in 1995 were paid on the 8% Convertible Redeemable Preferred Stock issued in connection with the Flex Products investment transaction. As a result, net income attributable to common stock was $4.2 million for 1996 compared to $6.9 million for 1995.
INFLATION EFFECT. Inflation did not have a significant effect on the operations of the Company during fiscal 1997, 1996 or 1995.

IMPACT OF FOREIGN OPERATIONS, EXPORT SALES AND FOREIGN CURRENCY. The Company has significant investments in Germany, Scotland and Japan.
Changes in the value of those countries' currencies relative to the U.S. dollar are recorded as direct charges or credits to equity. The Company also has manufacturing operations in Germany, Scotland and Japan and sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, a significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors.

The Company is exposed to foreign currency risk on a bank loan of approximately $4.6 million which is denominated in German marks, on open intercompany balances between the U.S. and certain of its foreign subsidiaries and on open intercompany balances that some of the foreign subsidiaries have with each other. In addition, the Company and its foreign subsidiaries make some sales and purchase commitments in currencies other than their own which exposes the Company to currency risk on open receivable and payable balances. The Company does not consider its net exposure on these items to be material.

During 1997, 33% of the Company's consolidated sales constituted sales to customers in Europe and 15% of the Company's consolidated sales constituted sales to customers in Asia. Although the Company has not experienced significant overall sales or pricing declines in these regions, economic factors in Europe and Asia could have a material effect on the Company's future results.
Sales of the Company's operation in Germany declined 8% in 1997 compared to 1996 but would have showed a slight increase in local currency sales due to the significant decrease in the value of the deutschemark against the U.S.
dollar in 1997.   The German operation continues to experience intense
competitive and pricing pressures and has responded to those pressures with cost controls. The Company continues to explore strategies to increase the sales growth of the German operation.

ENVIRONMENTAL MATTERS. In 1988, the Company discovered ground water contamination at its facilities in Santa Rosa, California. With the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board, the Company established a program for reducing contaminant concentration levels to acceptable federal and state levels. In prior years, the Company recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. The Company spent $0, $228,000 and $10,000 in fiscal years 1997, 1996 and 1995 for drilling, extraction and monitoring wells which were charged against those accruals. In addition, the accrual was reduced by a total of $200,000 in 1997 and 1996 as a result of approval of the Company's final remediation plan by the California Regional Water Quality Control Board. Ongoing ground water remediation expenses, and the cost of compliance with environmental standards for years 1995 through 1997, have not been material to the operations of the Company, and the Company does not expect them to be material in the future.

LITIGATION. The Company has been engaged, over the past several years, in litigation in the United Kingdom ("U.K.") involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. Company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on its future operating results.

In 1997, Optical Corporation of America ("OCA") and certain of its directors and officers ("Affiliates") commenced suit against the Company. The complaint arises out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would acquire OCA. The complaint seeks damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company has filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and is seeking damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. The Company does not believe that this litigation will have any material adverse effect on its future operating results or financial condition.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG have infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requests that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also seeks damages for the infringement, including treble damages if the infringement is found to be willful. BASF Corporation has filed a counterclaim seeking a declaration that the patent in question is invalid. Both BASF companies have requested that they be awarded their attorneys' fees and costs. Management remains confident in the validity of Flex Products' patent, and based upon the information currently available, that the BASF product is , in fact, covered by the patent.

During 1997 and 1996, the Company was engaged in litigation with SICPA Holding S.A., the 40% joint owner of Flex Products. See "Acquisitions, Joint Ventures and Strategic Allicances."

COMPUTER SYSTEMS AND BUSINESS PROCESSES. During 1997, the Company initiated a program to modernize its business processes in order to reduce cycle time and improve profitability. The program has been deployed worldwide with the goal of streamlining, automating and applying best practices to all of the Company's business processes. In conjunction with this initiative, the Company identified the need for, selected and purchased an Enterprise Resource Planning System. Expected total cost of the system, including hardware, software and integration services, is approximately $4.6 million, of which the Company has recorded $2.0 million in 1997. The Company expects to spend the balance of $2.6 million over the next five years. Commencing with the implementation dates of the system modules in 1998, software and implementation costs will be depreciated over six years and hardware will be depreciated over the remaining lease term of approximately three years. Training and software maintenance costs are being expensed when incurred. The vendor has informed us that the Enterprise Resource Planning System is year 2000 compliant and, as it will be implemented at all of the Company's business locations before the year 2000, it is not expected that the year 2000 will have a material effect on the Company's results of operations or financial position.

ACQUISITIONS, INVESTMENTS, JOINT VENTURES AND STRATEGIC ALLIANCES

ALLIANCE WITH JDS FITEL INC. In 1997, the Company announced that it had entered into an alliance with JDS FITEL Inc. ("JDS") in order to capitalize on the rapidly growing market for Wavelength Division Multiplexing ("WDM") products used in telecommunications applications. The alliance is structured as a contractual joint venture through a series of exclusive supply and distribution contracts under which OCLI will contribute its expertise to provide optical filters for WDM's and JDS will contribute its expertise in the design, manufacture and marketing of WDM products. The first sales under these agreements were recognized in the second quarter of 1997.

OCLI ASIA.   In 1997, the Company announced the establishment of a joint venture with Hakuto Co., Ltd. in Japan. The new company, Hakuto-OCLI Co., Ltd., which is doing business as "OCLI Asia", is headquartered in Shinjuku, Tokyo, with manufacturing facilities in Isehara, Kanagawa Prefecture. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and more integrated support within Asia. Hakuto, an approximate 9% stockholder of the Company, has been a major customer of OCLI and a long-term distributor and fabricator of OCLI's products in Japan and several other Asian countries. OCLI Asia will assume sales support, fabrication and applications engineering support for several of the Company's products that are being sold into the Asian market. The joint venture began operations in Japan in the second quarter of 1997 and is consolidated into the Company's results of operations and financial position since the Company has operating control over the joint venture.

FLEX PRODUCTS, INC. In 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICI Americas Inc. ("ICIA"), an affiliate of Imperial Chemical Industries PLC. Flex Products was founded as a division of the Company in the early 1980's and subsequently established as a joint venture between the Company and ICIA in 1988, with ICIA owning 60% and the Company owning 40%. In conjunction with the Company's increase in ownership, ICIA's remaining 40% interest in Flex Products was acquired by SICPA Holding S.A. ("SICPA"), a privately-held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is the world's largest manufacturer of printing inks and a major customer of Flex Products.

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

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that without SICPA's consent such an offering was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between OCLI and SICPA. In November 1997, after the end of fiscal year 1997, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, OCLI and SICPA have agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to eliminate the "put" and "call" provisions, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to maintain a competitive price on the sale of optically variable pigment to SICPA but provide for more attractive scheduled pricing discounts on higher volume purchases. In addition, OCLI purchased $2.6 million of Flex Products' working capital loan from SICPA which was recorded as a decrease to minority interest in fiscal 1998.
In 1997, the Company approved a restructuring plan which consolidates several of the administrative and senior management functions of Flex Products in order to reduce costs. Pursuant to this plan, Flex Products recorded restructuring expenses in 1997 of $600,000, constituting severance and severance related expenses.

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

FINANCIAL CONDITION AND LIQUIDITY

In 1997, the Company's cash and cash equivalents decreased by $810,000. Net cash provided by operations during 1997 was $20.1 million and stockholders and minority interest holders invested a net of $3.6 million. These were offset by investments in plant and equipment of $17.2 million, net repayments of debt and bank notes of $5.2 million and payment of dividends of $1.9 million. At fiscal year end 1997, the Company had cash and cash equivalents totaling $15.2 million. In addition, the Company has available domestically a $20 million revolving line of credit and separate credit arrangements in place for the operating requirements of its subsidiaries in Germany and Scotland.

During 1997, the Company's working capital, excluding cash and cash equivalents, increased $5.3 million, primarily due to increased accounts receivable and inventory, offset by increased accounts payable. These increases are primarily due to increased sales during the year and to the consolidation of the Company's new joint venture in Japan.

During 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% bank note. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 at the end of each calendar quarter through December 2002. Also during 1997, the Company's $15 million unsecured revolving credit facility was increased to $20 million.

During 1997, the Company recorded capital leases totaling $2.0 million to finance the hardware, software and some of the integration costs of a new Enterprise Resource System that is to be implemented in 1998. Lease terms run through February 2002 with payments totaling approximately $50,000 per month.

Management believes that the cash and cash equivalents on hand at October 31, 1997, cash anticipated to be generated from future operations, new lease agreements and the available funds from revolving credit arrangements will be sufficient for the Company to meet its working capital needs, capital expenditures, debt service requirements and payment of dividends as declared for the foreseeable future.



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTAL FINANCIAL INFORMATION

                                     INDEX

                                                                      PAGE(S)

Report of Independent Auditors of
Optical Coating Laboratory, Inc...........................................  24

Report of Independent Auditors
of Flex Products, Inc.....................................................  25

Consolidated Balance Sheets as of October 31, 1997 and 1996...............  26

Consolidated Statements of Income for the years
ended October 31, 1997, 1996 and 1995.....................................  27

Consolidated Statements of Cash Flows for the
years ended October 31, 1997, 1996 and 1995...............................28-29

Consolidated Statements of Stockholders' Equity
for the years ended October 31, 1997, 1996 and 1995.......................  30

Notes to Consolidated Financial Statements................................  31

INDEPENDENT AUDITORS' REPORT



Board of Directors
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have audited the accompanying consolidated balance sheets of Optical Coating Laboratory, Inc. and subsidiaries (the "Company") as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flex Products, Inc., who became a consolidated subsidiary effective May 1, 1995 and whose assets represent 12% and 10%, respectively, of consolidated total assets at October 31, 1997 and 1996, and whose total revenues for each of the two years in the period ended October 31, 1997 and for the period from May 1, 1995 to October 31, 1995, represent 18%, 15% and 9%, respectively, of consolidated total revenues. The financial statements of Flex Products, Inc. for the two years ended October 31, 1997 and for the ten months ended October 31, 1995 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flex Products, Inc., is based solely on the report of such other auditors.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Optical Coating Laboratory, Inc. and its subsidiaries at October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.
DELOITTE & TOUCHE LLP

San Jose, California
December 19, 1997



INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Flex Products, Inc.
Santa Rosa, California
We have audited the balance sheets of Flex Products, Inc. (the "Company"), a joint venture of Optical Coating Laboratory, Inc. and SICPA Holding S.A., as of November 2, 1997 and November 3, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended November 2, 1997, November 3, 1996 and ten months ended October 29, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
These financial statements have been prepared on a historical basis of accounting and do not reflect any purchase accounting adjustments recorded by Optical Coating Laboratory, Inc. as a result of their acquisition of a majority interest in Flex Products, Inc. as of May 8, 1995.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flex Products, Inc. as of November 2, 1997 and November 3, 1996, and the results of its operations and its cash flows for the years then ended and for the ten months ended October 29, 1995 in conformity with generally accepted accounting principles.
KPMG PEAT MARWICK LLP

San Francisco, California
November 26, 1997

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


As of October 31, 1997 and 1996
(Dollars in thousands)
ASSETS                                                           1997    1996

CURRENT     Cash and cash equivalents.......................   $15,217 $16,027
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,884 and $1,775.........    34,923  27,700
            Inventories.....................................    22,829  18,701
            Income taxes receivable.........................       504   1,248
            Deferred income tax assets......................     6,853   5,165
            Other current assets............................     1,707   1,230

                    Total Current Assets....................    82,033  70,071
OTHER       Deferred income tax assets......................             4,451
ASSETS      Other assets and investments....................     8,243  10,680
PROPERTY,   Land and improvements...........................     9,225   9,200
PLANT AND   Buildings and improvements......................    41,944  40,953
EQUIPMENT   Machinery and equipment ........................   121,717 112,326
            Construction-in-progress........................     9,525   6,190

                                                               182,411 168,669
            Less accumulated depreciation...................   (89,194)(81,100)

              Property, plant and equipment-net  ...........    93,217  87,569

                    Total Assets............................  $183,493$172,771



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT     Accounts payable................................   $14,301  $7,199
LIABILITIES Accrued expenses................................     6,854   6,566
            Accrued compensation expenses...................     8,752   7,057
            Income taxes payable............................       339   1,823
            Current maturities on long-term debt............     7,888   4,981
            Notes payable...................................       381   3,112
            Deferred revenue................................       900   1,246

                    Total Current Liabilities ..............    39,415  31,984
NONCURRENT  Accrued postretirement health benefits
LIABIL-      and pension liabilities........................     2,040   2,308
ITIES       Deferred income tax liabilities.................       785   1,804
            Long-term debt .................................    40,975  45,788
            Minority interest...............................    13,315  11,328
            Commitments and contingencies (Note 10).........
STOCK-      Preferred stock - Series C;
HOLDERS'     8% cumulative, convertible, redeemable;
EQUITY       issued and outstanding 6,250 and 12,000
             shares; aggregate liquidation value
             at October 31, 1997 $6,250.....................     5,559  11,309
            Common stock, $.01 par value; authorized
             30,000,000 shares; issued and outstanding
             10,599,000 and 9,761,000 shares................       106      98
            Paid-in capital.................................    55,723  47,219
            Retained earnings...............................    26,217  20,984
            Cumulative foreign currency
             translation adjustment  .......................     (642)     (51)

              Stockholders' Equity..........................    86,963  79,559

                    Total Liabilities and
                     Stockholders' Equity ..................$  183,493 $172,771


The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands, except per share amounts)      1997     1996     1995


REVENUES    Revenues............................  $217,829 $189,195  $169,417
            Cost of sales.......................   143,207  126,769   106,009

               Gross Profit.....................    74,622   62,426    63,408

COSTS AND   Operating Expenses:
EXPENSES     Research and development ..........    14,903   11,733     8,401
             Selling and administrative.........    42,836   37,145    37,462
             Amortization of intangibles........       936    1,146       975

              Total Operating Expenses..........    58,675   50,024    46,838


               Income from Operations...........    15,947   12,402    16,570

            Nonoperating Income (Expense):
             Interest income ...................       461      379       667
             Interest expense....................   (4,030)  (3,524)   (3,547)


EARNINGS       Income Before Provision
                for Income Taxes
                 and Minority Interest...........   12,378     9,257    13,690

            Provision for income taxes...........    4,622     3,425     5,483
            Minority interest....................      631       636       816


               Net Income........................    7,125     5,196     7,391

            Dividend on convertible redeemable
             preferred stock.....................      693       960       462

               Net Income Applicable
                 to Common Stock ................   $ 6,432  $ 4,236  $  6,929



            Net Income Per Common and Common
             Equivalent Share....................   $   .60  $   .41  $    .73



            Weighted average number of common and
             common equivalent shares used to compute
             earnings per share..................    10,673   10,301     9,510



The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands, except per share amounts)      1997     1996     1995


OPERATIONS  Cash Flows From Operations:
             Cash received from customers....... $194,375 $191,665   $162,568
             Interest received..................      455      258        733
             Cash paid to suppliers
             and employees                       (164,654)(165,565)  (139,489)
             Cash paid to ESOP+..................    (379)               (406)
             Interest paid.......................  (5,345)  (5,196)    (3,730)
             Income taxes paid, net of refunds...  (4,316)    (954)    (6,625)

                    Net Cash Provided
                      By Operations                20,136   20,208     13,051


INVESTMENTS Cash Flows From Investments:
             Purchase of plant and equipment..... (17,231) (30,530)   (30,911)
             Proceeds from sale-leaseback
             of new equipment....................           18,940
             Purchase of additional equity
              interest and note of Flex Products,
               net of cash from
               consolidation.................                        (15,185)
            Cash portion of payment for purchase
              of Netra, net of cash acquired.....                     (1,477)

                    Net Cash Used For Investments (17,231) (11,590)  (47,573)

FINANCING   Cash Flows From Financing:
             Net proceeds from issuance of
             preferred stock.....................                     11,357
             Proceeds from long-term debt........   5,416    8,596    21,542
             Proceeds from notes payable.........       6        8       494
             Proceeds from exercise
               of stock options..................   2,247    1,713     1,627
             Investment by minority
               interest holder...................   1,440
             Repayment of long-term debt.........  (8,311)  (7,019)  (11,700)
             Repayment of notes payable..........  (2,400)              (388)
             Repayment of note to minority
             interest holder, net of
              amounts borrowed...................     (76)    (413)
             Payment of dividend on
             preferred stock.....................    (693)    (960)     (462)
             Payment of dividend on common stock.  (1,199)  (1,153)   (1,083)

                    Net Cash Provided
                    By Financing.................  (3,570)     772    21,387

            Effect of exchange rate
               changes on cash...................    (145)      35        74


            Increase (decrease) in cash
                 and cash equivalents............    (810)   9,425  (13,061)
            Cash and cash equivalents at
                 beginning of year...............  16,027    6,602   19,663

            Cash and cash equivalents at
                 end of year.....................  $5,217  $16,027   $ 6,602



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands)                                  1997     1996     1995

ADJUST-    Reconciliation of Net Income
MENTS      to Cash Flows From Operations:
            Net income............................. $  7,125 $  5,196 $  7,391
            Adjustments to reconcile net
              income to net cash provided
              by operations:
               Depreciation and amortization ......   12,784   13,669   10,261
               Minority interest in earnings
               of subsidiaries.....................      631      636      816
               Net book value of coating
               machine sold........................               880
               Loss on disposal or abandonment
               of equipment .......................    1,412    1,356
               Accrued postretirement health
               benefits............................     (226)     184      238
               Deferred income tax liabilities.....   (1,014)    (468)   2,515
               Other non-cash adjustments
               to net income.......................      (97)    (681)      46
               Changes in:
                 Accounts receivable...............   (8,012)   1,378   (3,792)
                 Inventories.......................   (4,623)  (3,030)  (2,391)
                 Income tax receivable ............      957     (719)     (76)
                 Deferred income tax assets........    2,715    1,645   (2,237)
                 Other current assets and
                  other assets
                  and investments..................      136      716   (1,547)
                 Accounts payable, accrued
                  expenses and
                  accrued compensation expenses....    9,979   (3,094)   2,807
                 Deferred revenue..................     (346)     464     (538)
                 Income taxes payable..............   (1,285)   2,076   (1,356)

                  Total adjustments................   13,011   15,012    5,660

                    Net Cash Provided
                     By Operations ................   $20,136 $20,208  $13,051



SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 1997, the Company recorded capital leases totaling $2.0 million to finance the hardware and some of the integration service costs of a new Enterprise Resource System that is to be implemented in 1998. Lease terms run through February 2002 with payments totaling approximately $50,000 per month.

During 1995, the Company acquired Netra Corporation for approximately $1.5 million in cash and the issuance of approximately $1.6 million in Company common stock. Cash and non-cash components of the acquisition were as follows:

(Amounts in thousands)

Fair value of assets acquired,
including intangibles...............................................$3,529
Cash acquired.......................................................  (188)
Liabilities assumed.................................................  (279)

                                                                    $3,062


Cash paid to sellers, net of cash acquired......................... $1,477
OCLI common stock issued to sellers................................  1,585

                                                                    $3,062




In 1997, 1996 and 1995, common stock, with an aggregate fair market value of $51,000, $52,000 and $30,000 was awarded to the Company's outside directors as remuneration.
During 1997, 1996 and 1995, the Company issued 14,601, 39,880 and 0 shares of common stock to the OCLI 401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contribution.

The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended October 31, 1997, 1996 and 1995

                                                                     FOREIGN
             PREFERRED STOCK   COMMON STOCK      PAID-IN  RETAINED  CURRENCY
            SHARES   AMOUNT  SHARES  AMOUNT     CAPITAL  EARNINGS  TRANSLATION

(Amounts in thousands)
BALANCE AT
NOVEMBER 1, 1994             8,978    $   90   $39,967   $12,055   $   (75)
Shares issued on purchase of Netra                 165         1     1,584
Shares issued to Employee Stock
  Ownership Plan                                    82         1       794
Exercise of stock options,
  including tax benefit and
  shares issued to directors                       264         3     2,116
Series C preferred stock issued
  for cash net of
  issuance expenses              12  $11,357
Foreign currency translation
  adjustment for the year                                              155
Net income for the year                                              7,391
Dividend on preferred stock                                           (462)
Dividend on common stock                                            (1,083)
BALANCE AT
OCTOBER 31, 1995      12  11,357   9,489        95    44,461    17,901  80
Shares issued to Employee Stock
  Ownership Plan                                    39         1       439
Exercise of stock options,
  including tax benefit and
  shares issued to directors                       233         2     2,319
Foreign currency translation
  adjustment for the year                                             (131)
Net income for the year                                              5,196
Series C preferred stock
  issuance expenses                       (48)
Dividend on preferred stock                                           (960)
Dividend on common stock                                            (1,153)
BALANCE AT
OCTOBER 31, 1996      12 11,309   9,761        98    47,219    20,984  (51)
Shares issued to Employee Stock
  Ownership Plan                                    15                 159
Exercise of stock options,
  including tax benefit and
  shares issued to directors       268         3     2,524
Conversion of Series C preferred
  stock to
  common stock   (6)    (5,750)    555         5     5,821
Foreign currency translation
  adjustment for the year                                              (591)
Net income for the year                                               7,125
Dividend on preferred stock                                            (693)
Dividend on common stock                                              (1,199)
BALANCE AT
OCTOBER 31, 1997  6   $  5,559  10,599   $   106   $55,723   $26,217  $(642)



The accompanying notes are an integral part of these statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended October 31, 1997, 1996 and 1995
             (Amounts in thousands, except per share amounts)
1.   GENERAL


NATURE OF OPERATIONS. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its 60% owned subsidiary, Flex Products, Inc. ("Flex Products"), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial, and automotive applications, photoreceptor components for copiers and ChromaFlair light interference pigments for commercial paints.

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

CERTAIN SIGNIFICANT ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Sunday closest to the last day in October. For convenience purposes, the Company has designated October 31 as its fiscal year end. Fiscal year 1997 was a 52 week year, fiscal year 1996 was a 53 week year and fiscal year 1995 was a 52 week year.

INVESTMENTS. Cash and cash equivalents are comprised of cash, bank repurchase agreements and short-term commercial paper readily convertible to cash. Cash equivalents are carried at cost which approximates market value. For purposes of the Statements of Cash Flows, all highly liquid cash equivalents with an original maturity of three months or less are considered cash equivalents.
REVENUE RECOGNITION. Revenue from sales of manufactured products is recognized when products are shipped to the customer. Revenue from fixed price service and supply contracts and cost reimbursement contracts is recognized on a percentage of completion basis based on cost incurred to total estimated cost.

INVENTORIES. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated cost of units delivered. To the extent total costs under fixed-price contracts are estimated to exceed the total sales price, charges are made to current operations to reduce inventoried costs to net realizable value. In addition, if future costs are estimated to exceed future revenues, an allowance for losses equal to the excess is provided by a charge to current operations. The Company did not have any estimated loss contracts in the periods presented.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Estimated service lives range from 5 to 45 years for buildings and improvements and from 3 to 8 years for all other property, plant and equipment. Buildings and improvements and substantially all equipment are depreciated using accelerated methods.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations in the period incurred. The cost of equipment used in research and development activities which has alternative uses is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 years.

FOREIGN OPERATIONS. The financial position and operating results of foreign operations are consolidated using the local currency as the functional currency. Local currency assets and liabilities are translated at the rate of exchange to the U.S. dollar on the balance sheet date, and the local currency revenues and expenses are translated at average rates of exchange to the U.S. dollar during the period. Resulting translation gains or losses are included in stockholders' equity as cumulative foreign currency translation adjustment. Foreign currency transaction gains and losses, which have not been material, are reflected in operating results.

INCOME TAXES. Income taxes include provisions for temporary differences between earnings for financial reporting purposes and earnings for income tax purposes under the guidelines of SFAS No. 109, Accounting for Income Taxes. Tax credits are taken as a reduction of current income tax provisions when available.

EARNINGS PER SHARE. Earnings per common and common equivalent share includes the effect of dilutive stock options outstanding. Fully diluted earnings per share are not presented as it is not materially different from primary earnings per share.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year data to conform to the current year presentation.

NEW ACCOUNTING PRINCIPLES. During 1997, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to adopt the fair value method of accounting for employee stock-based transactions or to disclose pro forma net income and earnings per share as if the fair value method of accounting were adopted at the beginning of 1996. The Company elected to continue to account for its stock-based transactions using the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and has provided the pro forma disclosures, and other disclosures required by SFAS No. 123, in Note 6 to its Notes to Consolidated Financial Statements.

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

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which requires the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. The principal difference between primary earnings per share under current accounting standards and basic earnings per share under the new statement is that basic earnings per share does not consider common stock equivalents such as stock options and warrants. Diluted earnings per share under the new statement will include potential dilution of convertible securities, stock options and warrants. The statement is effective for the Company's first quarter of fiscal 1998 and requires restatement of all prior periods presented. Basic earnings per share would have been $.63, $.44 and $.76 for 1997, 1996 and 1995. Under the new statement, diluted earnings per share for those periods would have been the same as net income per common and common equivalent share as presented on the income statement.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information;" which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas and major customers. Both standards are effective for the Company's fiscal year 1999 with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Company's disclosure and will not impact the Company's results of operations, cash flow or financial position.

3.    LONG-TERM DEBT

Long-term debt, including current maturities,
at October 31, 1997 and 1996 consisted of the following:
Amounts in thousands)                                        1997       1996

Unsecured senior notes. Interest at 8.71%
    payable semiannually. Principal payable in
    annual installments of $3.6 million from
    1998 through 2002..................................    $14,400    $18,000

Unsecured bank term loan. Variable interest
    rates averaging 6.8% at October 31, 1997, payable
    quarterly, with semiannual principal
    payments of $2 million..........................       10,000     13,000

Unsecured borrowings under bank line of credit.
    Variable interest rate averaging 6.7% at
    October 31, 1997, payable quarterly or
    specified duration period.  Principal due
    upon expiration on April 28, 2000.............          5,000

Mortgage payable.  Interest at 8%. Collateralized by a
    72,000 sq. ft. newly constructed building and related
    land.  Principal and interest payments of $25,000 per
    month through 2011......................................2,422      2,523

Mortgage payable.  Interest at 7.5%. Collateralized by a
    65,000 sq. ft. newly constructed building and related
    land leased to Flex Products.  Principal and interest
    payments of $28,000 per month through 2011........      2,821      2,945

Land improvement assessment. Interest at an
    average rate of 7.2%. Principal and interest
    payable in semiannual installments of
    $77,000 through 1998............ .................        150        276

Scottish Development Agency building
    loan, with a conditional interest moratorium
    from February 1, 1995 through January 31, 1998
    with interest at 9.5% thereafter. Semiannual
    principal payments of approximately $100,000
    are payable through January 1998 with
    subsequent payments of $331,000, comprising
    principal and interest, through 2006.
    Collateralized by the land and building of
    the Company's Scottish subsidiary.................      3,877      3,996

Notes payable to private parties in connection
    with the purchase of the Company's wholly-owned
    subsidiary in Germany (OCLI/MMG Division).
    Principal and interest at 8% payable
    over ten years in quarterly installments.
    Refinanced in May 1997............................      6,188


Unsecured bank note.  Interest at 5.6%.
    Quarterly principal and interest
    payments of  approximately $300,000
    through December 2002.............................      4,568

Bank loans of OCLI/MMG Division with interest
    rates ranging from 4.5% to 7.5%. Payable in
    semiannual and annual installments
    through 2020.  Partly collateralized by
    mortgages on OCLI/MMG Division land and
    buildings and liens on equipment..................      3,618      3,760

Present value of obligations under capital
    leases at imputed interest rates from 8.0% to
    9.5% payable in monthly installments
    through 2004.....................................      2,007          81

                                                          48,863     50,769
Less current maturities ...............................   (7,888)    (4,981)

       Total long-term debt, net of current maturities.   $40,975    $45,788

Annual debt maturities and capital lease payments for the ensuing five years are as follows:

                        YEAR                 PAYMENT
                                      (Amounts in thousands)

                        1998                $ 7,888
                        1999                  9,909
                        2000                 12,765
                        2001                  5,710
                        2002                  5,401
                        Thereafter            7,190

                                            $48,863



The Company has a $32 million unsecured credit facility comprised of a $10 million term loan and a $20 million revolving line of credit (increased from $15 million in 1997). The revolving line of credit carries a commitment fee of .375% per year on the unused portion of the facility and expires on April 28, 2000. The Company has a surety bond for $903,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety bond carries a fee of 1.00% per year.

During 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% bank note. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 per quarter through December 2002. In connection with the note payable to private parties, the Company carried an incremental credit facility to cover a surety letter for approximately $2.5 million issued to secure 50% of the Company's obligation arising from the purchase of MMG. As the new note does not require a surety letter, the $2.5 million surety letter was canceled.

During 1997, the Company recorded capital leases totaling $2,037,000 to finance the hardware, software and integration costs of a new computer system that is to be implemented in 1998. Lease terms run through February 2002 with payments totaling approximately $50,000 per month.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duties. There were no borrowings under the credit arrangement in fiscal years 1997 or 1996.

The Company's subsidiary in Germany has various credit facilities with local banks totaling approximately $381,000 which are used for working capital requirements. These credit facilities are utilized as part of normal local payment practices.

During 1996, the Company entered into three sale/lease-back arrangements for a newly acquired continuous coating machine and related equipment and for two newly acquired coating machines to be used in the manufacturing operations of Flex Products. Cash proceeds from the sale/lease-back arrangements exceeded the company's cost by approximately $750,000 which was recorded as deferred revenue and is being amortized against lease expenses at the rate of approximately $125,000 per year. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease.

The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes.

4.    ACQUISITIONS

FLEX PRODUCTS, INC. Flex Products was founded as a division of the Company in the early 1980's, and in 1988, was established as a joint venture between the Company and ICI Americas, Inc. ("ICIA"), an affiliate of Imperial Chemical Industries PLC, with ICIA owning 60% and the Company owning 40%. Upon formation of the 1988 joint venture, the Company received proceeds in excess of the carrying amount of the assets contributed to the joint venture. The proceeds were allocated first to reduce the carrying amount of the Company's investment to zero, with the remaining proceeds reported as gain on sale of equity in affiliated company. Since the Company carried its investment in the joint venture at zero and was not obligated to make further investment in the joint venture, it did not recognize losses attributable to its equity position in the joint venture.

In May 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICIA and ICIA sold its remaining 40% interest to SICPA Holdings S.A. ("SICPA"), a privately held Swiss corporation headquartered in Lausanne, Switzerland. SICPA is the largest manufacturer of printing inks in the world and the major customer of Flex Products.

Pursuant to the terms of the Stock and Note Purchase Agreement dated May 1, 1995, by and among the Company, SICPA, ICIA and Flex Products, the Company acquired the incremental 20% interest in Flex Products for a cash payment of $8.4 million and paid ICIAH approximately $7.0 million in cash to acquire a 60% interest in an $11.7 million promissory note previously issued by Flex Products to ICIA to fund Flex Products' working capital requirements. SICPA acquired the balance of the note. The Company's incremental investment in Flex Products was recorded as a purchase transaction.

The following pro forma consolidated results of operations for 1995 assume that the transaction took place at the beginning of 1995.

(Amounts in thousands, except per share amounts)                        1995

Revenue.............................................................$181,389
Net income before change in accounting principle...................    7,847
Net income applicable to common stock.............................     6,887
Net income per common and common equivalent share..................     $.72

During fiscal 1996, SICPA, the 40% joint owner of Flex Products, filed suit in Delaware Chancery Court seeking injunctive and other relief against OCLI, Flex Products and certain of Flex Products' directors. In the suit, SICPA alleged that Flex Products could not proceed with an initial public offering of its common stock without the consent of SICPA and that SICPA had the right to purchase OCLI's 60% ownership of Flex Products pursuant to a call option beginning after May 8, 1998. In January 1997, the Delaware Chancery Court rendered a decision that upheld the position of OCLI and Flex Products that a simple majority of Flex Products' Board of Directors had the legal authority to authorize a public offering of Flex Products securities without the approval of SICPA.

Subsequent to fiscal year end 1997, OCLI and SICPA reached settlement of the pending litigation. Under the terms of the settlement agreement, OCLI and SICPA have agreed to modify their co-ownership agreement to allow OCLI to more effectively manage the day-to-day operations of Flex Products, to eliminate the "put" and "call" provisions, to allow for the public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to provide for more attractive scheduled pricing discounts on higher volume purchases. In addition, OCLI purchased Flex Products' working capital loan of $2.6 million from SICPA which was recorded as a decrease to minority interest.

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

GOODWILL. At October 31, 1997, other assets and investments includes $5.2 million of goodwill, of which $4.6 million is attributed to the purchase of MMG and is being amortized over fifteen years and $500,000 is attributed to the purchase of Netra and is being amortized over five years.

5.    STOCKHOLDERS' EQUITY


STOCKHOLDER RIGHTS PLAN. On December 16, 1997, the Board of Directors of the Registrant adopted a new Stockholder Rights Plan (the "Plan") to succeed the Stockholder Rights Plan first adopted on November 25, 1987. Under the terms of the Plan, which expires in November 1999, the Company declared a dividend of preferred stock purchase rights which only become exercisable, if not redeemed, ten days after a person or group has acquired 20% or more of the Company's common stock or the announcement of a tender offer which would result in a person or group acquiring 30% or more of the Company's common stock. Under certain circumstances, the plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock or the common stock of the acquirer at an exercise price of half the market price.

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

In 1995, as part of the financing of the acquisition of a controlling interest in Flex Products, Inc., the Company issued 12,000 shares of 8% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") in consideration for $1,000 per share. The Series C Preferred Stock is convertible into common stock at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances). The Series C Preferred Stock is redeemable at the option of the Company commencing two years from the date of issuance (if the Company's common stock is trading at $17 per share or more for any 20 consecutive day period) and, after three years, unconditionally, at 108% of the purchase price per share, declining to 100% over four years. The holders of the Series C Preferred Stock are entitled to receive a cumulative annual dividend of $80 per share, which is payable quarterly and has preference to any other dividends being paid by the Company.

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

During fiscal 1997, 5,750 shares of the Company's 8% Series C Convertible Redeemable Preferred Stock, plus accrued dividends on those shares, were converted into approximately 555,000 shares of common stock at a conversion price of $10.50 per share.


6.    INCENTIVE COMPENSATION PLANS, STOCK OPTION PLANS AND WARRANTS


Pursuant to the terms of the Company's employee stock option plans, an aggregate of 2,292,865 shares of Company common stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees. Options are granted with exercise prices equal to the market price of the Company's common stock at the date of grant. Option terms are five years and vesting periods are from one to three years. At October 31, 1997, outstanding option prices ranged from $6.125 to $13.25 per share with weighted average remaining lives of 2.85 years.

In May, 1997, the Board of Directors approved a stock option repricing program under which stock options with exercise prices above $14.00 per share were repriced to the then current market value of the Company's common stock of $9.63. A total of 162,000 shares with exercise prices ranging from $14.13 per share to $17.38 per share were exchanged under this program. The exchange of such options is presented in the following table as cancellations and subsequent grants.

Stock option activity for the three years ended October 31, 1995, 1996 and 1997 was:

                                                                   WEIGHTED
                                                                     AVERAGE
                                                     NUMBER OF      EXERCISE
                                                       SHARES          PRICE

BALANCE AT NOVEMBER 1, 1994                         1,343,595          $7.38
Granted                                               459,500           7.11
Exercised                                            (261,295)          6.23
Canceled                                              (25,000)          8.85

BALANCE AT OCTOBER 31, 1995                         1,531,800           7.47
Granted                                               546,450          11.81
Exercised                                            (229,800)          7.45
Canceled                                              (13,770)          9.16

BALANCE AT OCTOBER 31, 1996                         1,835,250           8.75
Granted                                               708,800          10.48
Exercised                                            (268,849)          8.52
Canceled                                             (272,792)         12.53

BALANCE AT OCTOBER 31, 1997                         2,002,409           8.88
EXERCISABLE AT OCTOBER 31, 1997                     1,176,346          $7.77


The Company's 60% owned subsidiary, Flex Products, has a non-qualified stock option plan under which it has authorized for issuance 10,000 shares of common stock against 100,000 shares outstanding of Flex Products, Inc., a non-public company, to key members of Flex Products' management. The options have vesting periods from two to four years with five year terms. During 1996, options were granted to purchase 10,271 shares at their calculated market value on the date of grant (weighted average exercise price of $444.37 per share) and options to purchase 446 shares at a weighted average exercise price of $443.52 were cancelled during 1997. At October 31, 1997, Flex Products had shares under option of 9,825 at an average exercise price of $444.41 and weighted average remaining lives of
3.6 years with 3,180 options exercisable at a weighted average exercise price of $445.69. The assets of Flex Products represent 12% and 10% of consolidated total assets of the Company at the end of fiscal years 1997 and 1996.

In 1997, the Company adopted the disclosure requirements of SFAS 123 which provide for the disclosure of pro forma net earnings and net earnings per share as if the fair value method of accounting were adopted at the beginning of fiscal 1996. If compensation expense had been determined for stock options granted in 1997 and 1996 using the fair value method at the date of grant, consistent with the provisions of SFAS 123, the Company's pro forma net earnings and earnings per share would have been as follows:

 (Amounts in thousands)                                        1997      1996

Net income as reported ..................................... $  7,125  $5,196
Pro forma compensation adjustment...........................   (2,812) (1,642)
  Pro forma net income......................................   $4,313  $3,554

Net income per share, as reported........................... $   0.60  $ 0.41
Pro Forma compensation adjustment...........................    (0.15)  (0.09)

  Pro forma net income per share............................  $  0.45  $ 0.32



Because SFAS 123 is applicable only to options granted subsequent to October 31, 1995, its pro forma effects will not be fully reflected until 1998. The weighted average fair value of options granted during 1997 and 1996 was $5.60 and $6.25, respectively. The weighted average fair value of Flex Products' options granted during 1996, which was the only year of grant, was $68.82. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

Expected dividend yield.................................................0.7%
Expected volatility..................................................... 59%
Risk-free interest rate.................................................5.6%
Expected term following vest date (years)                               .87

7.    INCOME TAXES

The provision for income taxes consisted of:
 (Amounts in thousands)                                 1997     1996     1995

CURRENT:
   Federal ...........................................$2,537  $ 2,120 $ 3,617
   State..............................................   225      309     964
   Foreign ...........................................   116    (149)     609

                                                       2,878    2,280   5,190
DEFERRED:
   Federal............................................ 1,061    1,535     626
   State..............................................   598     (369)   (586)
   Foreign............................................    85      (21)    253

                                                       1,744    1,145     293
                                                      $4,622   $3,425  $5,483


The reconciliation of the effective income tax rates to the federal statutory rates was as follows:
                                                        1997     1996     1995

Statutory federal income tax rate.....................   34.0%    34.0%  34.0%
State taxes, net of federal tax benefit ..............    5.7      7.1    6.3
Foreign income taxes at rates different
  than U.S. statutory rates...........................   (0.5)     4.8     .8
Business tax credits (state tax
  credits net of federal tax effect)..................   (2.9)   (10.3)  (3.1)
Tax benefit from foreign sales corporation ...........   (2.7)    (1.7)  (1.0)
Non-deductible expenses, primarily foreign losses.....    4.2      3.3    3.0
Other.................................................   (0.5)    (0.2)   0.1

  Effective tax rate..................................   37.3%    37.0%  40.1%




DEFERRED TAX ASSETS (LIABILITIES). The Company's deferred tax assets and liabilities at October 31, 1997 and 1996 under SFAS 109 arise from the following temporary differences in accounting for financial versus tax reporting purposes:

(Amounts in thousands)                                          1997      1996

CURRENT:
Valuation reserves and accruals not deductible
  for tax purposes until paid or utilized ..................  $5,527   $ 4,112
Intercompany profit eliminated for financial
  reporting purposes which is taxable currently.............     266       440
Domestic net operating losses available
  for carryforward..........................................     983       521
Asset valuation difference between financial and
  tax reporting basis due to purchase accounting............     131       189
State tax credits eligible for carryforward related
  to purchased equipment....................................               118
Other                                                            (54)     (215)

  Total deferred tax assets (liabilities)...................   6,853     5,165


NONCURRENT:
Domestic net operating losses available for carryforward....   2,678     4,655
Foreign net operating losses available for carryforward.....   2,686     2,273
Tax depreciation greater than financial
  reporting depreciation....................................  (4,045)   (2,825)
Intangible assets, difference between financial
  and tax reporting basis and periods.......................    (816)     (858)
Burden and interest on self-constructed assets
  expensed for tax purposes and depreciated for financial
  reporting purposes........................................    (555)     (548)
Plant and equipment written off for financial
  reporting purposes, depreciable for tax purposes..........     125       308
Costs required to be capitalized under the
  uniform capitalization tax rules which are deducted
  for financial reporting purposes..........................     169       389
Liability for postretirement health benefits
  not deductible for tax purposes until paid................     747       690
State tax credits eligible for carryforward
  related to purchased equipment............................     614       678
Other.......................................................     296        77

                                                               1,899     4,839
Less valuation allowance....................................  (2,684)   (2,192)

                                                                (785)    2,647

  Total deferred tax balances............................... $ 6,068   $ 7,812



The Company has provided a valuation allowance related to the deferred tax asset resulting from the operating loss carryforwards of certain of its foreign subsidiaries until the realization of the loss carryforwards is more likely than not. The 1997 valuation allowance increase is primarily due to losses reported in 1997 by certain of those subsidiaries.

The Company has recognized benefits in 1997, 1996 and 1995 for research and development tax credits and in 1997 and 1996 for California manufacturers' investment credits.

Income taxes have not been provided on approximately $7.1 million of unremitted earnings of the Company's subsidiary in Scotland. The Company intends to continue to reinvest these amounts in the subsidiary's operations. Should any of these amounts be distributed to the Company, any taxes on these distributions would be substantially offset by foreign tax credits.

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

8.    EMPLOYEE BENEFIT PLANS

U.S. OPERATIONS. The Company has a 401(k)/Employee Stock Ownership Plan ("ESOP") defined contribution retirement plan for its non-Flex Products employees and a 401(k) plan with a Company match for the employees of Flex Products. Company contributions for non-Flex Products employees are a combination of a 401(k) matching contribution of 25% of the first 6% of employee contributions plus a contribution to the ESOP plan based on the Company's proportional share of pre-tax profits. Prior to fiscal 1997, all Company contributions to non-Flex employees were to the ESOP and were determined under a profit sharing formula. Company contributions for Flex Products employees are 75% of the first 6% of employee contributions. Company matching contributions to the 401(k) plans are funded in cash. Company contributions to the ESOP are contributed in cash for the purchase of Company common stock or are contributed in the form of original issued shares of Company common stock. In fiscal 1997, 1996 and 1995, the Company contributed and charged to operations $1,211,000, $787,000 and $1,309,000 as contributions to its U.S. retirement plans. The 1995 U.S. retirement plan contribution includes Flex Products' six month contribution of $84,000 from the date the Company began consolidating Flex Products.

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

The funded status of the plan at October 31, 1997, 1996 and 1995 is as follows:

(Amounts in thousands)                                  1997     1996     1995


Plan assets at fair value ......................     $ 7,617  $ 6,704   $5,464
Projected benefit obligation....................      (8,856)  (6,250)  (5,575)

Plan assets greater (less) than
  projected benefit obligation..................      (1,243)     454     (111)
Unrecognized net loss...........................       1,842      301      870
Unrecognized transition asset being
  amortized over 19 years.......................        (423)    (453)    (473)

      Prepaid pension cost included
        in other assets.........................       $ 176    $ 302    $ 286



At October 31, 1997, 1996 and 1995, the projected benefit obligations include accumulated benefit obligations of $8,043,000, $5,658,000 and $5,344,000 of which $8,006,000, $5,643,000 and $5,323,000 are vested.

A discount rate of 7% was used in determining the present value of the projected benefit obligation. The expected long-term rate of return on assets was 9% and the assumed rate of increase in future compensation levels was 5%.

The net pension expense for the Company's Scottish subsidiary recorded in 1997, 1996 and 1995 included the following components:
(Amounts in thousands)                                1997     1996     1995


Service-cost benefits earned during the period...... $ 415    $ 364    $ 313
Interest cost on projected benefit obligation.......   506      474      439
Actual return on plan assets........................  (616)    (674)    (318)
Net amortization and deferral.......................   (13)     163     (160)
 Net pension expense.................................  $292     $327    $ 274

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

The postretirement plan's benefit obligation was as follows for the years ended October 31, 1997, 1996 and 1995:

(Amounts in thousands)                                1997     1996     1995


Accumulated postretirement benefit obligation:
Retirees............................................$1,017   $1,058   $1,012
Fully eligible plan participants ...................   341      336      243
Other active plan participants......................   810      756      744

      Total accumulated postretirement
        benefit obligation unfunded................. 2,168    2,150    1,999
Unrecognized loss...................................  (168)    (279)    (227)

      Accrued postretirement benefit obligation.... $2,000   $1,871   $1,772



The following components were included in net periodic postretirement benefit cost for the years ended October 31, 1997, 1996 and 1995:

(Amounts in thousands)                                1997     1996     1995


Service-cost benefits earned during the period......$   71    $  69    $  50
Interest cost on accumulated post
  retirement benefit obligation.....................   165      141      133
Net amortization and deferral.......................    10       55

  Net postretirement benefit cost...................  $246     $265     $183



Because the Company has established a maximum amount it will pay per retiree under the plan, health care cost trends do not affect the calculation of the accumulated benefit obligation or the net postretirement benefit cost. The weighted average discount rate used in determining the accumulated benefit obligation was 8.0% in 1997 and 1996 and 7.25% in 1995.


10.   CONTINGENCIES AND COMMITMENTS

LITIGATION. During the past several years, the Company has been engaged in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by a U.K. company. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. During the injunction period, the U.K. company submitted a claim for damages totaling approximately $1.6 million for lost profits. The Company and legal counsel are in the process of reviewing the claim. Management believes that the amount of the claim is substantially overstated and that the ultimate settlement will not have a material adverse effect on the financial statements.

In 1997, Optical Corporation of America (OCA) and certain of its directors and officers (Affiliates) commenced suit against the Company. The complaint arises out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would acquire OCA. The complaint seeks damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company has filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and is seeking damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. The Company does not believe that this litigation will have any material adverse effect on its future operating results or financial condition.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG have infringed Flex's patents covering optically variable thin film flakes. The complaint requests that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also seeks damages for the infringement, including treble damages if the infringement is found to be willful. BASF Corporation has filed a counterclaim seeking a declaration that the patent in question is invalid. Both BASF companies have requested that they be awarded their attorneys' fees and costs. Management remains confident in the validity of Flex Products' patent, and based upon the information currently available, that the BASF product is , in fact, covered by the patent.

During 1997 and 1996, the Company was engaged in litigation with SICPA Holding S.A., the 40% joint owner of Flex Products. See Note 4.

CONCENTRATIONS OF CREDIT RISK. The Company grants credit to customers, subject to credit approval, for most of its sales. At October 31, 1997, accounts receivable from customers in foreign countries, was $16.6 million, or 47%, of accounts receivable with approximately $5.7 million receivable from customers in Asia and approximately $10.9 million receivable from customers in Europe and other countries.

OPERATING LEASE AGREEMENTS. The Company and its subsidiaries lease computer equipment, manufacturing space and warehouse space. The operating lease payments are recorded as rental expense and totaled $6,351,000, $4,881,000 and $2,481,000 for 1997, 1996 and 1995. Future minimum operating lease payments amount to $23.1 million, and for the years 1998 through 2002 are $5,595,000, $5,110,000, $4,253,000, $3,864,000 and $1,973,000 under operating lease agreements in effect at October 31, 1997. During 1996, the Company entered into three operating lease arrangements to finance the cost of a continuous coating machine and related equipment and to finance the cost of two coating machines to be used in the manufacturing operations of Flex Products. The lease terms are six years with monthly payments totaling approximately $290,000 and buyout provisions at the end of each lease term.

EMPLOYMENT AGREEMENTS. The Company has approved employment agreements for officers and employment assurance agreements for certain management and technical employees, as well as increases in severance benefits for full-time employees, to be effective in the event of certain changes in control of the Company. These agreements are currently effective through 1999.

11.   INFORMATION ON OPERATIONS

INVENTORIES.  Inventories as of October 31, 1997 and 1996 consisted of:

(Amounts in thousands)                                         1997     1996

Raw materials and supplies ...............................  $ 7,541  $ 7,483
Work-in-process ..........................................   12,308    8,797
Finished goods............................................    2,980    2,421

      Total inventories.....................................  $22,829  $18,701


ACCRUED EXPENSES. Accrued expenses at October 31, 1997 and 1996 consisted of the following:

(Amounts in thousands)                                           1997     1996

Workers' compensation reserve ..............................   $  555   $  659
Ground water remediation reserve............................      759      659
Other accrued liabilities...................................    5,540    5,248

      Total accrued expenses................................   $6,854   $6,566

INTEREST. Interest expense and amounts capitalized were as follows for the years ended October 31, 1997, 1996 and 1995:

(Amounts in thousands)                                1997     1996     1995

Interest costs incurred..........................    $4,249   $4,696   $4,326
Less amounts capitalized.........................       219    1,172      779

      Net interest expense.......................    $4,030   $3,524   $3,547


SALES INFORMATION. Significant customers and sales to the federal government were as follows:

The Company's largest customer in 1997 is also a 40% owner of Flex Products. Sales to this customer were 14% of consolidated sales for 1997, 13% of consolidated sales for 1996 and 12% of consolidated sales for the six months of 1995 in which Flex Products' sales were consolidated. The Company's fifth largest customer in 1997 is also an approximate 10% common stockholder. Sales to this customer accounted for approximately 3% of sales in 1997, 5% of sales in 1996 and 8% of sales in 1995.

Sales of products and services to the federal government, primarily under subcontracts, were 6%, 9% and 10% of net revenues in 1997, 1996 and 1995. Certain of these contracts are subject to cost review by various governmental agencies. Management believes that adjustments, if any, will not be material to the operating results of the Company.

FOREIGN OPERATIONS. Certain information regarding the Company's domestic and foreign revenues is as follows


                                UNITED  EUROPE
(Amounts in thousands)          STATES  AND OTHER   ASIA  ELIMINATIONS  TOTAL

FISCAL YEAR ENDED OCTOBER 31,1997:

Domestic revenues and revenues
of foreign operations          $116,720   $31,411 $ 8,296  $(2,709) $153,718
Export sales from the U.S.                 47,036  29,718  (12,642)   64,112
Transfers between regions       (2,709)   (6,669) (5,973)   15,351

Revenues from customers       $114,011   $71,778 $32,040  $217,829



FISCAL YEAR ENDED OCTOBER 31,1996:

Domestic revenues and revenues of
   foreign operations     $99,543         $38,795           $ (815) $137,533
Export sales from the U.S.                 36,131 $24,911   (9,370)   51,672
Transfers between regions          (815)   (9,370)          10,185

Revenues from customers         $98,728   $65,556 $24,911           $189,195



FISCAL YEAR ENDED OCTOBER 31,1995:

Domestic revenues and revenues of
   foreign operations          $90,529   $42,840         $  (1,269) $132,100
Export sales from the U.S.                23,248  $21,305   (7,236)   37,317
Transfers between regions       (1,269)   (7,236)            8,505
Revenues from customers         $89,260   $58,852 $21,305           $169,417



Transfers between regions represent intercompany sales of products and intercompany compensation for services.


Certain information regarding the Company's operations by region is as follows:


                               UNITED  EUROPE
(Amounts in thousands)         STATES  AND OTHER   ASIA  ELIMINATIONS  TOTAL

FISCAL YEAR ENDED OCTOBER 31,1997

Income from operations       $  16,206    $  385  $(316)   $ (328) $ 15,947

Identifiable assets           $170,443   $32,646 $ 5,570 $(25,166) $183,493



FISCAL YEAR ENDED OCTOBER 31,1996:

Income from operations        $  12,812   $ (410)                    $12,402

Identifiable assets            $146,869   $ 9,715         $(33,813) $172,771



FISCAL YEAR ENDED OCTOBER 31,1995:

Income from operations        $  14,284   $ 2,286                   $ 16,570

Identifiable assets            $137,702   $50,806         $(18,674) $169,834




               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       SUPPLEMENTAL FINANCIAL INFORMATION

                                  (Unaudited)

Results of operations for each quarter of fiscal 1997 were as follows:

                                               THREE MONTHS ENDED

                                    JAN 31,  APR 30, JULY 31, OCT 31,  FISCAL
(Amounts in thousands,
except per share data)                1997     1997     1997    1997     1997

Revenues                          $ 45,720  $ 53,516  $59,997 $58,596 $217,829
Gross profit                        15,521    18,674   19,790  20,637   74,622
Income before provision for
  income taxes and
  minority interest                  1,573     2,759   3,912    4,134   12,378
Net income                             907     1,513   1,994    2,711    7,125
Net income applicable
to common stock                   $    667   $ 1,326 $ 1,853  $ 2,586  $ 6,432
Net income per common and common
  equivalent share                $   0.07  $   0.13 $ 0 .17  $  0.23  $  0.60


Weighted average number of common
  and common equivalent shares
  outstanding (in thousands)        10,165    10,410  10,965   11,148   10,673



Results of operations for each
quarter of fiscal 1996 were as follows:

                                                        THREE MONTHS ENDED

                                  JAN 28,  APR 28, JUL 28,  OCT 31,  FISCAL
(Amounts in thousands, except
   per share data)                  1996     1996    1996     1996     1996

Revenues                        $ 43,911 $ 48,451 $48,772  $48,061   $189,195

Gross profit                      14,416   17,799  15,419   14,792     62,426
Income before provision for
  income taxes and
  minority interest                1,797    4,058   3,315      87      9,257
Net income                           740    2,071   2,033     352      5,196
Net income applicable
  to common stock               $    500 $  1,831 $ 1,793 $   112   $  4,236


Net income per common and common
  equivalent share              $    .05 $   .18 $   .17   $   .01   $   .41


Weighted average number of common
  and common equivalent shares
  outstanding (in thousands)      10,119  10,158  10,550    10,358    10,301



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and 13 of Form 10-K is omitted since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended October 31, 1997, a definitive proxy statement pursuant to Regulation 14A in connection with its 1998 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated by reference into
Item 10.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1. CONSOLIDATED FINANCIAL STATEMENTS:
          The following consolidated financial statements of Optical Coating Laboratory, Inc. are included in Item 8:
                                                                PAGE(S)
            Independent Auditors' Reports.......................24-25
            Consolidated Balance Sheets........................   26
            Consolidated Statements of Income......................27
            Consolidated Statements of Cash Flows...............28-29
            Consolidated Statements of Common
            Stockholders' Equity ..................................30
            Notes to Consolidated Financial Statements.............31
            Supplemental Financial Information.....................45

(A)     2.  FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statement schedules are included in Item 14(d):

            Schedule II - Valuation and Qualifying accounts........50

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

3.2 By-Laws. Incorporated by reference to Exhibit (3)(b) of the Registrant's Form 8-K under Item 5 dated November 20, 1987.

4.1* Stockholder Rights Agreement between the Registrant and ChaseMellon Shareholder Services L.L.C. dated December 16, 1997.

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

4.7 First Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc., Bank of America, NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of December 15, 1995. Incorporated by reference to Exhibit 4.9 of the Registrant's Form 10-K for the year ended October 31, 1995.

4.8 Third Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc. and Bank of America NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of May 23, 1997. Incorporated by reference to Exhibit (4.1) of the Registrant's Form 10-Q for the quarter ended April 30, 1997.

4.9 Secured Promissory Note between Optical Coating Laboratory, Inc. and Aid Association for Lutherans dated November 8, 1995. Incorporated by reference to Exhibit 4.8 of the Registrant's Form 10-K for the year ended October 31, 1995.

4.10 Capital Equipment Lease Agreement dated as of February 20, 1996 between Optical Coating Laboratory, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.10 of the Registrant's Form 10-K for the year ended October 31, 1996.

4.11 Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex Products, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.11 of the registrant's Form 10-K for the year ended October 31,1996.

4.12 Credit Agreement dated as of May 20, 1997 between Optical Coating Laboratory, Inc. as Borrower and ABN AMRO Bank N.V. as bank. Incorporated by reference to Exhibit 4.2 of the Registrant's form 10-Q for the quarter ended April 30, 1997.

9     Not applicable.

10.0 Registrant's Employee Stock Ownership Plan (OCLI ESOP+), as amended. Incorporated by reference to Exhibit (10)(c) of the Registrant's Form 10-K for the year ended October 31, 1988.

10.1 Registrant's 1996 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1996.(1)

10.2 Registrant's 1995 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 10, 1995. (1)

10.3 Registrant's 1993 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1993. (1)

10.4 Registrant's 1992 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1992. (1)

10.5 Registrant's 1991 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 25, 1991. (1)

10.6  Form of Directors' and Officers' Indemnification Agreement.
      Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987. (1)

10.7* Form of Change in Control Employment Agreements between the
      Registrant and its Executive Officers dated November 20, 1997.(1)

10.8* Form of Employment Assurance Agreements between the Registrant and its key technical and professional employees dated as of November 20, 1997. (1)

10.9 Mortgage Agreement between the Scottish Development Agency and Registrant's Scottish Subsidiary. Incorporated by reference to Exhibit (10)(o) of the Registrant's Form 10-K for the year ended October 31, 1987.

EXHIBIT
NO.                                 DESCRIPTION

10.10 Stock and Note Purchase Agreement by and among OCLI, SICPA Holding S.A., ICIA, ICIAH and Flex Products, Inc. Incorporated by reference to the Registrant's Form 8-K dated May 23, 1995 and Registrant's Form 8-K/A dated April 11, 1996.

10.11 Employment Agreement Letter between John McCullough and the
      Registrant dated October 31, 1995. Incorporated by reference to
      Exhibit 10.18 of the Registrant's Form 10-K for the year ended October 31, 1995. (1)

10.12*1998 Management Incentive Plan (1)

11* Computation of earnings (loss) per share for the years ended October 31, 1997, 1996 and 1995.

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

(b)   REPORTS ON FORM 8-K
      None



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (S-X, RULE 12-09)

                             (AMOUNTS IN THOUSANDS)
COLUMN A             COLUMN B         COLUMN  C         COLUMN D     COLUMN E
                                      ADDITIONS

                    BALANCE AT    CHARGED TO  CHARGED
                    DEDUCTIONS    BALANCE
                    BEGINNING     COSTS AND   TO OTHER    AMOUNTS      AT END
DESCRIPTION         OF PERIOD     EXPENSES    ACCOUNTS  CHARGED OFF  OF PERIOD


ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year ended
 October 31, 1997     $1,775        $  642      $(31)(a)    $  502    $1,884


 Year ended
 October 31, 1996     $1,229        $  674      $(7)(a)     $  121    $1,775


 Year ended
 October 31, 1995     $1,810        $  369      $136(a)     $1,086    $1,229



VALUATION RESERVES FOR INVENTORY:
 Year ended
 October 31, 1997     $2,112        $  155      $-0-        $  -0-    $2,267


 Year ended
 October 31, 1996     $  616        $1,496      $-0-        $  -0-    $2,112


 Year ended
 October 31, 1995     $   765       $  -0-       $-0-       $   149    $  616

(a)The 1995 balance consists primarily of amounts recorded in connection with the acquisition of Flex Products. The 1997 and 1996 balances consist of recoveries and foreign currency translation effects.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: JANUARY 29, 1998              OPTICAL COATING LABORATORY, INC.


                                    BY:     /S/CRAIG B. COLLINS

                                        Craig B. Collins
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                            DATE


                               CHAIRMAN OF THE BOARD AND
                                CHIEF EXECUTIVE OFFICER
/S/HERBERT M. DWIGHT,        (Principal Executive Officer)    JANUARY 29, 1998

Herbert M. Dwight, Jr.

                                  DIRECTOR, PRESIDENT
                              AND CHIEF OPERATING OFFICER
/S/CHARLES J. ABBE           (Principal Operating Officer)    JANUARY 29, 1998

Charles J. Abbe

                                VICE PRESIDENT, FINANCE
/S/CRAIG B. COLLINS           AND CHIEF FINANCIAL OFFICER     JANUARY 29, 1998

Craig B. Collins             (Principal Financial Officer)


/S/HOLLY D. NEAL                  CORPORATE CONTROLLER        JANUARY 29, 1998

Holly D. Neal                (Principal Accounting Officer)



/S/JOHN MCCULLOUGH            DIRECTOR AND VICE PRESIDENT     JANUARY 29, 1998

John McCullough



/S/ DOUGLAS C. CHANCE                   DIRECTOR              JANUARY 29, 1998

Douglas C. Chance


/S/ SHOEI KATAOKA                       DIRECTOR              JANUARY 29, 1998

Shoei Kataoka


/S/JULIAN SCHROEDER                     DIRECTOR              JANUARY 29, 1998

Julian Schroeder


/S/RENN ZAPHIROPOULOS                  DIRECTOR               JANUARY 29, 1998

Renn Zaphiropoulos