Form 10-K/A
period 1997-10-31
OPTICAL COATING LABORATORY INC
filed 1998-02-19
CIK 74697

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

ITEM 1. BUSINESS

GENERAL

Optical Coating Laboratory, Inc., together with its consolidated subsidiaries (the "Company"or "OCLI"), is the world's largest independent manufacturer of optical thin film coated components used to manage light. At its Company-owned and leased facilities located in Santa Rosa, California, Goslar, Germany, Hillend, Scotland and Isehara, Japan, OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its Glare/Guard brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. The Company also manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Precision molded plastic optics allow for the production of aspheric surfaces, have significant cost advantages over similar products made with glass, improve impact resistance and offer a substantial weight advantage over glass components.



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



Flex Products, Inc. ("Flex" or "Flex Products"), of which the Company holds a controlling 60% interest, is a manufacturer of thin film coatings on plastic film produced by a proprietary vacuum deposition technology on large-scale, high-speed roll coating equipment developed by OCLI in the 1980's. Flex's principal product, optically variable pigment ("OVP"), was also invented by the Company and is used primarily in currency printing as a security and anti-counterfeiting measure. SICPA Holding S.A., a Swiss company that is OCLI's 40% partner in Flex Products, is the largest manufacturer of printing inks in the world and is currently
Flex Products' largest customer. Flex Products also manufactures and sells energy efficient window film used for residential, commercial and automotive energy conservation; printing plates used in offset color printing; photoreceptor ground planes used in copiers; and pigment used in automotive paint.



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



Flex Products' position in its major market is technologically proprietary and patent protected. Flex Products faces competition in its OVP product from other manufacturers of special effects pigments which the Company is addressing, in part, through patent infringement litigation. (See Item 3, "Legal Proceedings," for a discussion of the Company's patent infringement lawsuit with BASF Corporation and BASF AG.) In this market,and in the remainder of its business, Flex Products competes through product innovation, customer service and willingness to invest in additional manufacturing capacity.



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



COMPUTER SYSTEMS

During 1997, the Company initiated a program to modernize its business processes in order to reduce cycle time and improve profitability. The program has been deployed worldwide with the goal of streamlining, automating and applying best practices to all of the Company's business processes. In conjunction with this initiative, the Company identified the need for, selected and purchased an Enterprise Resource Planning System. Expected total cost of the system, including hardware, software and integration services, is approximately $4.6 million, of which the Company has recorded $2.0 million in 1997. The Company expects to spend the balance of $2.6 million over the next five years. Commencing with the implementation dates of the system modules in 1998, software and implementation costs will be depreciated over six years and hardware will be depreciated over the remaining lease term of approximately three years. Training and software maintenance costs are being expensed when incurred. The vendor has informed us that the Enterprise Resource Planning System is year 2000 compliant and it will be implemented at all of the Company's business locations before the year 2000.



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

The following table sets forth certain information concerning the Company's principal facilities.


              NO. OF      LEASED/    TOTAL   SITE
LOCATION      BUILDINGS   OWNED      SQ. FT. (ACRES)     USE

Santa Rosa, CA    12    Owned(1)     490,000    75  Optical Coating
                                                    Laboratory, Inc.and Flex
                                                    Products, Inc. corporate
                                                    offices, manufac-turing,
                                                    engineering and research
                                                    and development
                                                    facilities

Santa Rosa, CA     1    Leased        23,000    --  OCLI Precision Polymer
                                                    Optics adminis-trative
                                                    offices and manufacturing
                                                    facilities

Santa Rosa, CA     1    Leased        74,000    --  Warehousing facilities

Hillend, Scotland  1    Owned(2)      56,000    16  OCLI Optical Coating
                                                    Laboratory, Ltd.
                                                    administrative offices,
                                                    manufacturing and
                                                    research and development
                                                    facilities

Hillend, Scotland  1    Leased        9,000     --  OCLI Optical Coating
                                                    Laboratory, Ltd.
                                                    warehousing

Goslar, Germany    2    Owned(3)      74,000    22  OCLI/MMG Division
                                                    administrative offices
                                                    and manufacturing
                                                    facilities

Reinheim, Germany  2    Leased(4)     3,100     --  OCLI Optical Coating
                                                    Laboratory GmbH
                                                    administrative and sales
                                                    offices

Isehara, Japan     2    Leased          794    --   Hakuto-OCLI, Ltd. ("OCLI
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

(3) The Company's OCLI/MMG Division in Goslar, Germany, occupies two manufacturing buildings totaling approximately 68,000 square feet and an adjacent 6,000 square foot office building located on approximately 22 acres in an industrial park area. The land is held by a wholly-owned subsidiary of the Company under a long-term hereditary rights agreement that extends through September 2065. The manufacturing facility is pledged as security on loans totaling approximately $1.9 million with repayment terms running through 2020. The office building serves as collateral for an approximately $500,000 mortgage loan payable over eight years through 2005.



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



In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG have infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requests that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also seeks damages for the infringement, including treble damages if the infringement is found to be willful. BASF Corporation has filed a counterclaim seeking a declaration that the patent in question is invalid. Both BASF companies have requested that they be awarded their attorneys' fees and costs. Management remains confident in the validity of Flex Products' patent, and based upon the information currently available, that the BASF product is, in fact, covered by the patent.



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



NAME                   AGE  POSITION                      BUSINESS EXPERIENCE


Herbert M. Dwight,Jr.  67   Chairman of the Board and     Chairman of the
                            Chief Executive Officer,      Board and Chief
                            OCLI and Flex Products, Inc   Executive Officer of
                                                          OCLI since August
                                                          1991; Chairman of
                                                          the Board and Chief
                                                          Executive Officer of
                                                          Flex Products, Inc.
                                                          since May 1995;
                                                          President of OCLI
                                                          from 1991 to 1997;
                                                          Chairman, President
                                                          and Chief Executive
                                                          Officer,
                                                          Superconductor
                                                          Technologies, Inc.
                                                          from 1988 to 1991;
                                                          Chief Executive
                                                          Officer, Spectra
                                                          Physics from 1967 to
                                                          1988

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

Stephen E. Myers...... 50   Vice President and General    Vice President and
                            Manager, Information          General Manager,
                            Industries Division           Information
                                                          Industries Division
                                                          since December 1997;
                                                          Director,
                                                          Information
                                                          Industries Business
                                                          Unit from February
                                                          1996 to December 1997;
                                                          various operations
                                                          and finance
                                                          management positions
                                                          with Raychem
                                                          Corporation from
                                                          1978 to 1996

Laurence D. Parson.... 49   Vice President, North         Vice President,
                            America and Asia Sales        North America and
                                                          Asia Sales since
                                                          November 1997; Vice
                                                          President, Sales
                                                          from October 1996 to
                                                          November 1997; Vice
                                                          President and
                                                          General Manager,
                                                          Glare/Guard
                                                          Division from 1993
                                                          to 1996; General
                                                          Manager,
                                                          Glare/Guard Division
                                                          from 1992 to 1993;
                                                          various
                                                          manufacturing,
                                                          marketing and sales
                                                          positions from 1973
                                                          to 1992

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

Joseph C. Zils........ 43   Vice President, Legal         President, Chief
                            Counsel and Corporate         Financial Officer
                            Secretary, OCLI;              and Director of Flex
                            President and Chief           Products, Inc. since
                            Financial Officer             November 1997; Vice
                            Flex Products, Inc.           President of OCLI
                                                          since June 1993;
                                                          Corporate Secretary
                                                          of OCLI since
                                                          December 1993; Legal
                                                          Counsel of OCLI
                                                          since November 1997;
                                                          General Counsel of
                                                          OCLI from 1989 to
                                                          1997


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



ITEM 6.  SELECTED FINANCIAL DATA

Years ended October 31, 1997, 1996, 1995, 1994,  and 1993

(Amounts in thousands,
except per share amounts)            1997     1996     1995     1994     1993

Revenues........................ $217,829 $189,195 $169,417 $131,780 $123,013
  Net income (loss) before
  cumulative effect of changes
  in accounting principles and
  dividend on preferred stock... $  7,125 $  5,196 $  7,391 $  4,604 $ (5,737)

Net income (loss) applicable to
  common stock.................. $  6,432 $  4,236 $  6,929 $  4,604 $ (5,737)

Net income (loss) per common and
  common equivalent share ...... $    .60 $    .41 $    .73 $    .51 $  ( .65)

Weighted average common and
  common equivalent shares
  outstanding...................   10,673   10,301    9,510    9,023    8,795

Cash dividend paid
on common stock................. $  1,199 $  1,153 $  1,083 $  1,075 $  1,043

Cash dividend paid per share
of common stock................. $    .12 $    .12 $    .12 $    .12 $    .12

Working capital................. $ 41,731 $ 38,087 $ 28,015 $ 28,692 $ 16,251

Total assets.................... $183,493 $172,771 $169,834 $118,879 $ 99,226

Long-term debt.................. $ 40,975 $ 45,788 $ 47,267 $ 35,441 $ 23,110
Convertible redeemable
preferred stock................. $  5,559 $ 11,309 $ 11,357

Stockholders' equity............ $ 86,963 $ 79,559 $ 73,894 $ 52,037 $ 47,135

Common stockholders' equity
per share....................... $   7.68 $   6.99 $   6.59 $   5.79 $   5.25

Number of employees.............    1,515    1,362    1,407    1,162    1,107



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



COMPUTER SYSTEMS AND BUSINESS PROCESSES. During 1997, the Company initiated a program to modernize its business processes in order to reduce cycle time and improve profitability. The program has been deployed worldwide with the goal of streamlining, automating and applying best practices to all of the Company's business processes. In conjunction with this initiative, the Company identified the need for, selected and purchased an Enterprise Resource Planning System. Expected total cost of the system, including hardware, software and integration services, is approximately $4.6 million, of which the Company has recorded $2.0 million in 1997. The Company expects to spend the balance of $2.6 million over the next five years. Commencing with the implementation dates of the system modules in 1998, software and implementation costs will be depreciated over six years and hardware will be depreciated over the remaining lease term of approximately three years. Training and software maintenance costs are being expensed when incurred. The vendor has informed us that the Enterprise Resource Planning System is year 2000 compliant and it will be implemented at all of the Company's business locations before the year 2000.



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



In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that without SICPA's consent such an offering was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between OCLI and SICPA. In November 1997, after the end of fiscal year 1997, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, OCLI and SICPA have agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to maintain a competitive price on the sale of optically variable pigment to SICPA but provide for more attractive scheduled pricing discounts on higher volume purchases. In addition, OCLI purchased $2.6 million of Flex Products' working capital loan from SICPA which was recorded as a decrease to minority interest in fiscal 1998.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

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



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTAL FINANCIAL INFORMATION

                                     INDEX

                                                                      PAGE(S)

Report of Independent Auditors of
Optical Coating Laboratory, Inc.........................................  24

Report of Independent Auditors
of Flex Products, Inc...................................................  25

Consolidated Balance Sheets as of October 31, 1997 and 1996.............  26

Consolidated Statements of Income for the years
ended October 31, 1997, 1996 and 1995...................................  27

Consolidated Statements of Cash Flows for the
years ended October 31, 1997, 1996 and 1995............................28-29

Consolidated Statements of Stockholders' Equity
for the years ended October 31, 1997, 1996 and 1995.....................  30

Notes to Consolidated Financial Statements..............................  31

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

KPMG PEAT MARWICK LLP

San Francisco, California
November 26, 1997


               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


As of October 31, 1997 and 1996
(Dollars in thousands)

ASSETS                                                          1997     1996

CURRENT     Cash and cash equivalents....................... $15,217  $16,027
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,884 and $1,775.........  34,923   27,700
            Inventories.....................................  22,829   18,701
            Income taxes receivable.........................     504    1,248
            Deferred income tax assets......................   6,853    5,165
            Other current assets............................   1,707    1,230

                    Total Current Assets....................  82,033   70,071

OTHER       Deferred income tax assets......................            4,451
ASSETS      Other assets and investments....................   8,243   10,680

PROPERTY,   Land and improvements...........................   9,225    9,200
PLANT AND   Buildings and improvements......................  41,944   40,953
EQUIPMENT   Machinery and equipment ........................ 121,717  112,326
            Construction-in-progress........................   9,525    6,190

                                                             182,411  168,669
            Less accumulated depreciation................... (89,194) (81,100)

              Property, plant and equipment-net  ...........  93,217   87,569

                    Total Assets............................$183,493 $172,771



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT     Accounts payable................................ $14,301   $7,199
LIABILITIES Accrued expenses................................   6,854    6,566
            Accrued compensation expenses...................   8,752    7,057
            Income taxes payable............................     339    1,823
            Current maturities on long-term debt............   7,888    4,981
            Notes payable...................................     381    3,112
            Deferred revenue................................     900    1,246

                    Total Current Liabilities ..............  39,415   31,984

NONCURRENT  Accrued postretirement health benefits
LIABIL-      and pension liabilities........................   2,040    2,308
ITIES       Deferred income tax liabilities.................     785    1,804
            Long-term debt .................................  40,975   45,788
            Minority interest...............................  13,315   11,328
            Commitments and contingencies (Note 10)

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

                    Total Liabilities and
                     Stockholders' Equity ..................$183,493 $172,771


The accompanying notes are an integral part of these financial statements.


               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands, except per share amounts)      1997     1996     1995


REVENUES    Revenues............................  $217,829 $189,195  $169,417
            Cost of sales.......................   143,207  126,769   106,009

               Gross Profit.....................    74,622   62,426    63,408

COSTS AND   Operating Expenses:
EXPENSES     Research and development ..........    14,903   11,733     8,401
             Selling and administrative.........    42,836   37,145    37,462
             Amortization of intangibles........       936    1,146       975

              Total Operating Expenses..........    58,675   50,024    46,838


               Income from Operations...........    15,947   12,402    16,570

            Nonoperating Income (Expense):
             Interest income ...................       461      379       667
             Interest expense....................   (4,030)  (3,524)   (3,547)


EARNINGS       Income Before Provision
                for Income Taxes
                 and Minority Interest...........   12,378     9,257    13,690

            Provision for income taxes...........    4,622     3,425     5,483
            Minority interest....................      631       636       816


               Net Income........................    7,125     5,196     7,391

            Dividend on convertible redeemable
             preferred stock.....................      693       960       462

               Net Income Applicable
                 to Common Stock ................  $ 6,432   $ 4,236 $   6,929



            Net Income Per Common and Common
             Equivalent Share....................  $   .60   $   .41 $     .73

            Weighted average number of common
             and common equivalent shares used
             to compute earnings per share.......    10,673   10,301     9,510



The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands, except per share amounts)      1997     1996      1995


OPERATIONS  Cash Flows From Operations:
             Cash received from customers....... $194,375  $191,665  $162,568
             Interest received..................      455       258       733
             Cash paid to suppliers
             and employees                       (164,654) (165,565) (139,489)
             Cash paid to ESOP+..................    (379)               (406)
             Interest paid.......................  (5,345)   (5,196)   (3,730)
             Income taxes paid, net of refunds...  (4,316)     (954)   (6,625)

                    Net Cash Provided
                      By Operations                20,136    20,208    13,051


INVESTMENTS Cash Flows From Investments:
             Purchase of plant and equipment..... (17,231)  (30,530)  (30,911)
             Proceeds from sale-leaseback
             of new equipment....................            18,940
             Purchase of additional equity
              interest and note of Flex Products,
               net of cash from
               consolidation.................                         (15,185)
            Cash portion of payment for purchase
              of Netra, net of cash acquired.....                      (1,477)

                    Net Cash Used For Investments (17,231)  (11,590)  (47,573)

FINANCING   Cash Flows From Financing:
             Net proceeds from issuance of
             preferred stock.....................                      11,357
             Proceeds from long-term debt........   5,416     8,596    21,542
             Proceeds from notes payable.........       6         8       494
             Proceeds from exercise
               of stock options..................   2,247     1,713     1,627
             Investment by minority
               interest holder...................   1,440
             Repayment of long-term debt.........  (8,311)   (7,019)  (11,700)
             Repayment of notes payable..........  (2,400)               (388)
             Repayment of note to minority
             interest holder, net of
              amounts borrowed...................     (76)     (413)
             Payment of dividend on
             preferred stock.....................    (693)     (960)     (462)
             Payment of dividend on common stock.  (1,199)   (1,153)   (1,083)

                    Net Cash Provided
                    By Financing.................  (3,570)      772    21,387

            Effect of exchange rate
               changes on cash...................    (145)       35        74


            Increase (decrease) in cash
                 and cash equivalents............    (810)    9,425   (13,061)
            Cash and cash equivalents at
                 beginning of year...............  16,027     6,602    19,663

            Cash and cash equivalents at
                 end of year.....................  $5,217   $16,027   $ 6,602



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


Years ended October 31, 1997, 1996 and 1995
(Amounts in thousands)                                  1997     1996     1995

ADJUST-    Reconciliation of Net Income
MENTS      to Cash Flows From Operations:
            Net income............................. $  7,125 $  5,196 $  7,391
            Adjustments to reconcile net
              income to net cash provided
              by operations:
               Depreciation and amortization ......   12,784   13,669   10,261
               Minority interest in earnings
               of subsidiaries.....................      631      636      816
               Net book value of coating
               machine sold........................               880
               Loss on disposal or abandonment
               of equipment .......................    1,412    1,356
               Accrued postretirement health
               benefits............................     (226)     184      238
               Deferred income tax liabilities.....   (1,014)    (468)   2,515
               Other non-cash adjustments
               to net income.......................      (97)    (681)      46
               Changes in:
                 Accounts receivable...............   (8,012)   1,378   (3,792)
                 Inventories.......................   (4,623)  (3,030)  (2,391)
                 Income tax receivable ............      957     (719)     (76)
                 Deferred income tax assets........    2,715    1,645   (2,237)
                 Other current assets and
                  other assets
                  and investments..................      136      716   (1,547)
                 Accounts payable, accrued
                  expenses and
                  accrued compensation expenses....    9,979   (3,094)   2,807
                 Deferred revenue..................     (346)     464     (538)
                 Income taxes payable..............   (1,285)   2,076   (1,356)

                  Total adjustments................   13,011   15,012    5,660

                    Net Cash Provided
                     By Operations ................   $20,136 $20,208  $13,051



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

During 1995, the Company acquired Netra Corporation for approximately $1.5 million in cash and the issuance of approximately $1.6 million in Company common stock. Cash and non-cash components of the acquisition were as follows:

(Amounts in thousands)

Fair value of assets acquired,
including intangibles.............................................  $3,529
Cash acquired.....................................................    (188)
Liabilities assumed...............................................    (279)

                                                                    $3,062


Cash paid to sellers, net of cash acquired........................  $1,477
OCLI common stock issued to sellers...............................   1,585

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


               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended October 31, 1997, 1996 and 1995

                       PREFERRED       COMMON                       FOREIGN
                         STOCK          STOCK      PAID-IN RETAINED CURRENCY
                     SHARES AMOUNT  SHARES  AMOUNT CAPITAL EARNINGS TRANSLATION

(Amounts in thousands)
BALANCE AT
NOVEMBER 1, 1994                     8,978   $ 90  $39,967  $12,055    $  (75)
Shares issued on
 purchase of Netra                     165      1    1,584
 Shares issued to
 Employee Stock
 Ownership Plan                         82      1      794
Exercise of stock
 options,including
 tax benefit and
 shares issued to
 directors                             264      3    2,116
Series C preferred
 stock issued
 for cash net of
 issuance expenses     12  $11,357
Foreign currency
 translation
 adjustment for
 the year                                                                 155
Net income for
 the year                                                        7,391
Dividend on
 preferred stock                                                  (462)
Dividend on
 common stock                                                   (1,083)
BALANCE AT
OCTOBER 31, 1995       12   11,357   9,489     95   44,461      17,901     80

Shares issued to
 Employee Stock
 Ownership Plan                         39      1      439
Exercise of stock
 options, including
 tax benefit and
 shares issued
 to directors                          233      2    2,319
Foreign currency
 translation
 adjustment for
 the year                                                                (131)
Net income for
 the year                                                        5,196
Series C preferred
 stock issuance
 expenses                      (48)
Dividend on
 preferred stock                                                  (960)
Dividend on
 common stock                                                   (1,153)
BALANCE AT
OCTOBER 31, 1996       12   11,309   9,761     98   47,219      20,984    (51)

Shares issued to
 Employee Stock
 Ownership Plan                         15             159
Exercise of stock
 options,including
 tax benefit and
 shares issued to
 directors                             268      3    2,524
Conversion of
 Series C
 preferred stock
 to common stock       (6)  (5,750)    555      5    5,821
Foreign currency
 translation
  adjustment
  for the year                                                           (591)
Net income for
 the year                                                        7,125
Dividend on
 preferred stock                                                  (693)
Dividend on
 common stock                                                   (1,199)
BALANCE AT
OCTOBER 31, 1997        6  $ 5,559  10,599   $106  $55,723     $26,217  $(642)

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



FAIR VALUE OF FINANCIAL INSTRUMENTS. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation expenses and notes payable, the carrying amounts approximate fair value due to their short maturities. The Company's long-term debt is carried at amounts that approximate fair value based on borrowing rates currently available to the Company for bank loans of similar terms and maturities.



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



3.    LONG-TERM DEBT

Long-term debt, including current maturities, at October 31, 1997 and 1996 consisted of the following:

(Amounts in thousands)                                        1997       1996

Unsecured senior notes. Interest at 8.71%
    payable semiannually. Principal payable in
    annual installments of $3.6 million from
    1998 through 2002..................................    $14,400    $18,000

Unsecured bank term loan. Variable interest
    rates averaging 6.8% at October 31, 1997,
    payable quarterly, with semiannual principal
    payments of $2 million.............................     10,000     13,000

Unsecured borrowings under bank line of credit.
    Variable interest rate averaging 6.7% at
    October 31, 1997, payable quarterly or
    specified duration period.  Principal due
    upon expiration on April 28, 2000..................      5,000

Mortgage payable.  Interest at 8%.
    Collateralized by a 72,000 sq. ft.
    newly constructed building and related
    land.  Principal and interest payments
    of $25,000 per month through 2011..................      2,422      2,523

Mortgage payable.  Interest at 7.5%.
    Collateralized by a 65,000 sq. ft. newly
    constructed building and related land
    leased to Flex Products.  Principal and
    interest payments of $28,000 per month
    through 2011.......................................      2,821      2,945

Land improvement assessment. Interest at an
    average rate of 7.2%. Principal and
    interest payable in semiannual installments
    of $77,000 through 1998............................        150        276

Scottish Development Agency building
    loan, with a conditional interest moratorium
    from February 1, 1995 through January 31, 1998
    with interest at 9.5% thereafter. Semiannual
    principal payments of approximately $100,000
    are payable through January 1998 with
    subsequent payments of $331,000, comprising
    principal and interest, through 2006.
    Collateralized by the land and building of
    the Company's Scottish subsidiary..................      3,877      3,996

Notes payable to private parties in connection
    with the purchase of the Company's wholly-owned
    subsidiary in Germany (OCLI/MMG Division).
    Principal and interest at 8% payable
    over ten years in quarterly installments.
    Refinanced in May 1997.............................      6,188

Unsecured bank note.  Interest at 5.6%.
    Quarterly principal and interest
    payments of  approximately $300,000
    through December 2002..............................      4,568

Bank loans of OCLI/MMG Division with interest
    rates ranging from 4.5% to 7.5%. Payable in
    semiannual and annual installments
    through 2020.  Partly collateralized by
    mortgages on OCLI/MMG Division land and
    buildings and liens on equipment...................      3,618      3,760

Present value of obligations under capital
    leases at imputed interest rates from
    8.0% to 9.5% payable in monthly
    installments through 2004..........................      2,007         81

                                                            48,863     50,769
Less current maturities ...............................     (7,888)    (4,981)

       Total long-term debt,
         net of current maturities.....................    $40,975    $45,788



Annual debt maturities and capital lease payments for the ensuing five years are as follows:

                        YEAR                 PAYMENT
                                      (Amounts in thousands)

                        1998                $ 7,888
                        1999                  9,909
                        2000                 12,765
                        2001                  5,710
                        2002                  5,401
                        Thereafter            7,190

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

The following pro forma consolidated results of operations for 1995 assume that the transaction took place at the beginning of 1995.

(Amounts in thousands, except per share amounts)                        1995

Revenue...........................................................  $181,389
Net income applicable to common stock.............................     6,887
Net income per common and common equivalent share.................      $.72

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



Subsequent to fiscal year end 1997, OCLI and SICPA reached settlement of the pending litigation. Under the terms of the settlement agreement, OCLI and SICPA have agreed to modify their co-ownership agreement to allow OCLI to more effectively manage the day-to-day operations of Flex Products, to to allow for the public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to provide for more attractive scheduled pricing discounts on higher volume purchases. In addition, OCLI purchased Flex Products' working capital loan of $2.6 million from SICPA which was recorded as a decrease to minority interest.



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

 (Amounts in thousands)                                         1997    1996

Net income as reported .................................... $  7,125  $5,196
Pro forma compensation adjustment..........................   (2,812) (1,642)
  Pro forma net income.....................................   $4,313  $3,554

Net income per share, as reported.......................... $   0.60  $ 0.41
Pro Forma compensation adjustment..........................    (0.15)  (0.09)

  Pro forma net income per share...........................  $  0.45  $ 0.32

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


DEFERRED TAX ASSETS (LIABILITIES). The Company's deferred tax assets and liabilities at October 31, 1997 and 1996 under SFAS 109 arise from the following temporary differences in accounting for financial versus tax reporting purposes:

(Amounts in thousands)                                         1997      1996

CURRENT:
Valuation reserves and accruals not deductible
  for tax purposes until paid or utilized .................. $5,527   $ 4,112
Intercompany profit eliminated for financial
  reporting purposes which is taxable currently.............    266       440
Domestic net operating losses available
  for carryforward..........................................    983       521
Asset valuation difference between financial and
  tax reporting basis due to purchase accounting............    131       189
State tax credits eligible for carryforward related
  to purchased equipment....................................              118
Other                                                           (54)     (215)

  Total deferred tax assets (liabilities)...................  6,853     5,165


NONCURRENT:
Domestic net operating losses available for carryforward....  2,678     4,655
Foreign net operating losses available for carryforward.....  2,686     2,273
Tax depreciation greater than financial
  reporting depreciation.................................... (4,045)   (2,825)
Intangible assets, difference between financial
  and tax reporting basis and periods.......................   (816)     (858)
Burden and interest on self-constructed assets
  expensed for tax purposes and depreciated for financial
  reporting purposes........................................   (555)     (548)
Plant and equipment written off for financial
  reporting purposes, depreciable for tax purposes..........    125       308
Costs required to be capitalized under the
  uniform capitalization tax rules which are deducted
  for financial reporting purposes..........................    169       389
Liability for postretirement health benefits
  not deductible for tax purposes until paid................    747       690
State tax credits eligible for carryforward
  related to purchased equipment............................    614       678
Other.......................................................    296        77

                                                              1,899     4,839
Less valuation allowance.................................... (2,684)   (2,192)

                                                               (785)    2,647

  Total deferred tax balances...............................$ 6,068   $ 7,812

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

The net pension expense for the Company's Scottish subsidiary recorded in 1997, 1996 and 1995 included the following components:

(Amounts in thousands)                                1997     1996     1995

Service-cost benefits earned during the period...... $ 415    $ 364    $ 313
Interest cost on projected benefit obligation.......   506      474      439
Actual return on plan assets........................  (616)    (674)    (318)
Net amortization and deferral.......................   (13)     163     (160)
 Net pension expense................................  $292     $327    $ 274

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

11.   INFORMATION ON OPERATIONS

INVENTORIES.  Inventories as of October 31, 1997 and 1996 consisted of:

(Amounts in thousands)                                         1997     1996

Raw materials and supplies ...............................  $ 7,541  $ 7,483
Work-in-process ..........................................   12,308    8,797
Finished goods............................................    2,980    2,421

      Total inventories...................................  $22,829  $18,701


ACCRUED EXPENSES. Accrued expenses at October 31, 1997 and 1996 consisted of the following:

(Amounts in thousands)                                         1997     1996

Workers' compensation reserve .............................  $  555   $  659
Ground water remediation reserve...........................     759      659
Other accrued liabilities..................................   5,540    5,248

      Total accrued expenses...............................  $6,854   $6,566

INTEREST. Interest expense and amounts capitalized were as follows for the years ended October 31, 1997, 1996 and 1995:

(Amounts in thousands)                                 1997    1996     1995

Interest costs incurred..........................    $4,249  $4,696   $4,326
Less amounts capitalized.........................       219   1,172      779

      Net interest expense.......................    $4,030  $3,524   $3,547


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

FOREIGN OPERATIONS. Certain information regarding the Company's domestic and foreign revenues is as follows


                                UNITED  EUROPE
(Amounts in thousands)          STATES  AND OTHER   ASIA  ELIMINATIONS  TOTAL

FISCAL YEAR ENDED OCTOBER 31,1997:

Domestic revenues and revenues
of foreign operations          $116,720   $31,411  $ 8,296  $(2,709) $153,718
Export sales from the U.S.                 47,036   29,718  (12,642)   64,112
Transfers between regions        (2,709)   (6,669)  (5,973)  15,351

Revenues from customers        $114,011   $71,778  $32,040           $217,829



FISCAL YEAR ENDED OCTOBER 31,1996:

Domestic revenues and revenues
 of foreign operations          $99,543   $38,795          $   (815) $137,533
Export sales from the U.S.                 36,131  $24,911   (9,370)   51,672
Transfers between regions          (815)   (9,370)           10,185

Revenues from customers         $98,728   $65,556  $24,911           $189,195



FISCAL YEAR ENDED OCTOBER 31,1995:

Domestic revenues and revenues
  of foreign operations          $90,529  $42,840           $(1,269) $132,100
Export sales from the U.S.                 23,248  $21,305   (7,236)   37,317
Transfers between regions         (1,269)  (7,236)            8,505
Revenues from customers          $89,260  $58,852  $21,305           $169,417

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



Results of operations for each
quarter of fiscal 1996 were as follows:

                                                        THREE MONTHS ENDED

                                  JAN 28,  APR 28, JUL 28,  OCT 31,   FISCAL
(Amounts in thousands, except       1996     1996    1996     1996      1996
  per share amounts)

Revenues                        $ 43,911 $ 48,451 $48,772  $48,061   $189,195

Gross profit                      14,416   17,799  15,419   14,792     62,426
Income before provision for
  income taxes and
  minority interest                1,797    4,058   3,315       87      9,257
Net income                           740    2,071   2,033      352      5,196
Net income applicable
  to common stock               $    500 $  1,831 $ 1,793  $   112   $  4,236


Net income per common and common
  equivalent share              $    .05 $   .18 $   .17   $   .01   $    .41


Weighted average number of common
  and common equivalent shares
  outstanding (in thousands)      10,119  10,158  10,550    10,358     10,301



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1. CONSOLIDATED FINANCIAL STATEMENTS:
            The following consolidated financial statements of Optical Coating Laboratory, Inc. are included in Item 8:

                                                                PAGE(S)
            Independent Auditors' Reports...................... 24-25
            Consolidated Balance Sheets........................    26
            Consolidated Statements of Income..................    27
            Consolidated Statements of Cash Flows.............. 28-29
            Consolidated Statements of Common
            Stockholders' Equity ..............................    30
            Notes to Consolidated Financial Statements.........    31
            Supplemental Financial Information.................    45

(A)     2.  FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statement schedules are included in Item 14(d):

            Schedule II - Valuation and Qualifying accounts....    50

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

10.12*1998 Management Incentive Plan (1)



10.13*Settlement Agreement between the Registrant, SICPA Holding S.A. and
      Flex Products, Inc. dated November 27, 1997 (Confidential treatment has been requested on portions of this document.)

10.14*Agreement by and between JDS FITEL Inc. and the Registrant dated February 1, 1997. (Confidential treatment has been requested on portions of this document.)



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