Form 10-Q
period 1998-01-31
OPTICAL COATING LABORATORY INC
filed 1998-03-17
CIK 74697

FIRST QUARTER 1998

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q
Mark one
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JANUARY 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                                [OCLI LOGO]

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

            Outstanding at February 28, 1998: 10,684,775 shares


This document contains 16 pages.

The Exhibit listing appears on Page 15.



                      PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    JANUARY 31, OCTOBER 31,
ASSETS                                                     1998        1997
                                                       (Unaudited)
(Dollars in thousands, except per share amounts)

CURRENT     Cash and cash equivalents...............    $ 3,419     $15,217
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,835 and $1,884.     37,856      34,923
            Inventories.............................     24,634      22,829
            Income taxes receivable.................        460         504
            Deferred income tax assets..............      6,644       6,853
            Other current assets....................      2,565       1,707
                                                        -------     -------
                    Total Current Assets............     75,578      82,033

OTHER ASSETS
            Other assets and investments............      8,007       8,243
PROPERTY,   Land and improvements...................      9,212       9,225
PLANT AND   Buildings and improvements..............     41,615      41,944
EQUIPMENT   Machinery and equipment ................    121,900     121,717
            Construction-in-progress................     12,868       9,525
                                                        -------     -------
                                                        185,595     182,411
            Less accumulated depreciation...........    (91,588)    (89,194)
                                                        -------     -------
              Property, plant and equipment-net  ...     94,007      93,217
                                                       --------    --------
                    Total Assets....................   $177,592    $183,493
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT     Accounts payable.......................   $   9,688    $ 14,301
LIABILITIES Accrued expenses.......................       7,645       6,854
            Accrued compensation expenses..........       5,666       8,752
            Income taxes payable...................         464         339
            Current maturities on long-term debt...       7,801       7,888
            Notes payable..........................         544         381
            Deferred revenue.......................       1,966         900
                                                      ---------    --------
                    Total Current Liabilities .....      33,774      39,415

NON-        Accrued postretirement health benefits
CURRENT      and pension liabilities...............       2,080       2,040
LIABILITIES Deferred income tax liabilities........       1,323         785
            Long-term debt ........................      40,992      40,975
            Minority interest......................      11,628      13,315

STOCK-      Preferred stock-Series C;
HOLDERS'     8% cumulative, convertible, redeemable;
EQUITY       issued and outstanding 6,250 and 12,000
             shares; aggregate liquidation value at
             January 31, 1998 $6,250...............       5,559       5,559
            Common stock, $.01 par value;
             authorized 30,000,000 shares; issued
             and outstanding 10,671,000 and
             10,599,000  shares....................         107         106
            Paid-in capital........................      56,661      55,723
            Retained earnings......................      27,052      26,217
            Cumulative foreign currency
             translation adjustment  ..............      (1,584)       (642)
                                                       --------   ---------
               Common Stockholders' Equity.........      87,795      86,963
                                                       --------   ---------
                    Total Liabilities and
                      Stockholders' Equity ........    $177,592   $ 183,493
                                                       ========   =========



The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                (Unaudited)

For the three months ended January 31, 1998 and 1997
 (Amounts in thousands, except per share amounts)               1998     1997

REVENUES    Revenues...............................         $ 53,373 $ 45,720
            Cost of sales..........................           36,235   30,199
                                                            -------- --------
               Gross Profit........................           17,138   15,521

COSTS AND   Operating Expenses:
EXPENSES     Research and development .............            3,821    2,562
             Selling and administrative............            9,488   10,266
             Amortization of intangibles...........              200      243
                                                            -------- --------
              Total Operating Expenses.............           13,509   13,071
                                                            -------- --------
               Income from Operations..............            3,629    2,450

            Nonoperating Income (Expense):

             Interest income ......................               84      175
             Interest expense......................             (808)  (1,052)
                                                            -------- --------

EARNINGS       Income Before Provision for Income Taxes
                 and Minority Interest.............            2,905    1,573

            Provision for income taxes.............            1,162      630
            Minority interest......................              147       36
                                                            -------- --------
               Net Income..........................            1,596      907

            Dividend on convertible redeemable
             preferred stock.......................              125      240
                                                            -------- --------

               Net Income Applicable to Common Stock          $1,471   $  667
                                                            ======== ========

             Net Income Per Share, Basic...........           $  .14   $  .07
                                                            ========= ========

             Net Income Per Share, Diluted.........           $  .13   $  .07
                                                            ======== ========

            Weighted average number of common shares used
             to compute basic earnings per share...           10,625    9,777
                                                            ======== ========

            Weighted average number of common shares used
             to compute diluted earnings per share.            11,396   10,165
                                                            ========= ========



The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (Unaudited)

For the three months ended January 31, 1998 and 1997
 (Amounts in thousands)                                         1998     1997

OPERATIONS  Cash Flows From Operations:
             Cash received from customers..........         $ 42,062 $ 41,641
             Interest received.....................               51      164
             Cash paid to suppliers and employees..          (46,747) (41,811)
             Cash paid to OCLI 401(k)/ESOP Plan....             (129)     (31)
             Interest paid.........................             (808)  (1,426)
             Income taxes paid, net of refunds.....              (28)     (51)
                                                            -------- --------
                 Net Cash Used For Operations......           (5,599)  (1,514)
                                                            -------- --------

INVESTMENTS Cash Flows From Investments:
             Purchase of plant and equipment.......           (4,261)  (3,078)
                                                            -------- --------
                 Net Cash Used For Investments.....           (4,261)  (3,078)

FINANCING   Cash Flows From Financing:
             Proceeds from long-term debt..........            6,774
             Repayment of long-term debt...........           (6,564)    (481)
             Proceeds from notes payable...........              183        8
             Repayment of notes payable............                      (418)
             Proceeds from exercise of
               stock options.......................              335       96
             Proceeds from note to minority
               stockholder.........................              800      484
             Purchase of note from minority
               stockholder.........................           (2,600)
             Payment of dividend on
               preferred stock.....................             (125)    (240)
             Payment of dividend on common stock...             (636)    (586)

                 Net Cash Used For Financing......            (1,833)  (1,137)
                                                            -------- --------
            Effect of exchange rate
                 changes on cash...................             (105)    (242)
                                                            -------- --------
            Decrease in cash and short-term
                 investments.......................          (11,798)  (5,971)
            Cash and cash equivalents at beginning
                 of period.........................           15,217   16,027
                                                            -------- --------
            Cash and cash equivalents at
                 end of period.....................         $  3,419 $ 10,056
                                                            ======== ========



             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                (Unaudited)

For the three months ended January 31, 1998 and 1997
(Amounts in thousands)                                         1998     1997

ADJUST-    Reconciliation of Net Income
MENTS      To Cash Flows From Operations:
            Net income.............................          $1,596    $ 907

            Adjustments to reconcile net income to net cash
              used for operations:
               Depreciation and amortization ......           2,985    3,246
               Minority interest in
                earnings of subsidiaries ..........             147       36
               Loss on disposal of equipment ......             210       42
               Accrued postretirement
                health benefits ...................              40       16
               Deferred income tax liabilities.....              34       27
               Value of shares issued to
                OCLI 401(k)/ESOP Plan .............             555      159
               Other non-cash adjustments
                to net income .....................             (84)     (50)
               Change in:
                 Accounts receivable...............          (3,364)  (4,011)
                 Inventories.......................          (2,004)    (599)
                 Income tax receivable ............              93      852
                 Deferred income tax assets........             567     (325)
                 Other current assets and other
                  assets and investments...........          (1,074)    (546)
                 Accounts payable, accrued
                  expenses and accrued
                  compensation expenses............          (6,508)  (1,452)
                 Deferred revenue..................           1,066      169
                 Income taxes payable..............             142       15
                                                           --------  -------
                  Total adjustments................          (7,195)  (2,421)
                                                           --------  -------
                 Net Cash Used For Operations......         $(5,599) $(1,514)
                                                           ========  =======


The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (Unaudited)

For the three months ended January 31, 1998
(Amounts in thousands)

                                                                                              FOREIGN
                                   PREFERRED STOCK     COMMON STOCK      PAID-IN    RETAINED  CURRENCY
                                  SHARES     AMOUNT   SHARES   AMOUNT    CAPITAL    EARNINGS  TRANSLATION

BALANCE AT NOVEMBER 1, 1997          6       $5,559   10,599    $106     $55,723    $26,217      $  (642)
Shares issued to Employee Stock
  Ownership Plan                                          39       1         555
Exercise of stock options,
  including tax benefit                                   33                 383
Foreign currency translation
  adjustment                                                                                        (942)
Net income                                                                            1,596
Dividend on preferred stock                                                            (125)
Dividend on common stock                                                               (636)
                                  ----       ------    ------   ----     -------    -------      -------
BALANCE AT JANUARY 31, 1998          6       $5,559    10,671   $107     $56,661    $27,052      $(1,584)
                                  ====       ======    ======   ====     =======    =======      =======

The accompanying notes are an integral part of these statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Months Ended January 31, 1998 and 1997
                                (Unaudited)
1.   GENERAL

OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its GlareGuardO brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its 60% owned subsidiary, Flex Products, Inc. ("Flex Products"), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex Products supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial, and automotive applications, photoreceptor components for copiers and ChromaFlair light interference pigments for commercial paints.

The Condensed Consolidated Balance Sheet as of January 31, 1998, the Condensed Consolidated Statements of Income for the three month periods ended January 31, 1998 and 1997, the Condensed Consolidated Statement of Stockholders' Equity for the three month period ended January 31, 1998 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended January 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at January 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997.

The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results anticipated for the full year.


In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share under the new statement includes the potential dilution of convertible securities, stock options and warrants. The earnings per share presentation for 1997 was restated to conform to the new statement, however, diluted earnings per share for the first quarter of 1997 is the same as net income per common and common equivalent share as previously reported.

2.    INVENTORIES

Inventories consisted of the following:
                                                   JANUARY 31,  OCTOBER 31,
(Amounts in thousands)                                    1998         1997
                                                   (Unaudited)

Raw materials and supplies                             $ 9,122      $ 7,541
Work-in-process                                         12,137       12,308
Finished goods                                           3,375        2,980
                                                       -------      -------
      Total inventories                                $24,634      $22,829
                                                       =======      =======

3.    ACCRUED EXPENSES
Accrued expenses consisted of the following:

                                                   JANUARY 31,  OCTOBER 31,
(Amounts in thousands)                                    1998         1997
                                                   (Unaudited)

Workers' compensation reserve                           $  763       $  555
Ground water remediation reserve                           759          759
Other accrued liabilities                                6,123        5,540
                                                        ------       ------
                                                        $7,645       $6,854
                                                        ======       ======




                      PART I.   FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CHANGES IN
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

REVENUE. Revenue for the first quarter of fiscal 1998 was $53.4 million, an increase of $7.7 million, or 17%, over revenues of $45.7 million in the first quarter of fiscal 1997. The 1998 increase was primarily due to revenue growth in the telecommunications markets ($8.4 million) and increased sales of security products ($1.0 million) by the Company's 60% owned subsidiary, Flex Products Inc. (Flex Products). The increase in telecommunications sales is due to the Company's participation with its partner, JDS FITEL Inc. (JDS) in the growing market for wavelength division multiplexers (WDM's) and to the expanding market for space satellites. Sales of security products by Flex Products were affected by increased demand but were also positively affected by the rescheduling of orders from Flex Products' major customer and minority stockholder, SICPA Holding S.A. (SICPA), to align the quarterly order periods from calendar quarters to the Company's fiscal quarters. This rescheduling could result in offsetting adjustments in order quantities over the remainder of the fiscal year. Revenues in the Company's office automation, display and other markets decreased by a total of $1.7 million primarily due to slower demand and currency issues due to economic conditions in Asia.

GROSS PROFIT. Gross profit for the first quarter of fiscal 1998 was $17.1 million, or 32.1% of revenue, compared to $15.5 million, or 33.9% of revenue, for the first quarter of fiscal 1997. The 1998 gross margin decrease is primarily due to sales of WDM products becoming a more prominent part of the total sales mix. Margins on WDM sales are lower than Company average gross margins although the contribution to income from operations as a percent of sales is consistent with the Company's average.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the first quarter of 1998 were $3.8 million, an increase of $1.2 million, or 49%, over expenditures of $2.6 million in 1997. The 1998 increase is primarily due to increased spending by Flex Products for the qualification of new products and processes incorporating new production equipment, the development and improvement of telecommunications products and research and development investments in other strategic market areas.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the first quarter of fiscal 1998 were $9.5 million, a decrease of $800,000, or 8%, from selling and administrative expenses of $10.3 million for the first quarter of 1997. The 1998 decrease was primarily due to simplification of some of the Company's sales processes and to lower legal expenses primarily due to the settlement of lawsuits.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $200,000 in 1998 and $243,000 in 1997, primarily resulting from amortization of goodwill. The 1998 decrease was primarily due to exchange rate changes.

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations was $3.6 million for the first quarter of fiscal 1998 compared to $2.5 million for the first quarter of fiscal 1997.

INTEREST INCOME AND EXPENSE. Interest income for the first quarter of fiscal 1998 was $84,000 compared to interest income of $175,000 for the first quarter of fiscal 1997. Interest expense, net of capitalized interest, for the first quarter of 1998 was $808,000 compared to $1.1 million for the first quarter of fiscal 1997. Capitalized interest for the first quarter of 1998 was $84,000 compared to $50,000 for the first quarter of fiscal 1997. The decrease in interest expense is due to lower interest rates on borrowings that were refinanced in the second quarter of fiscal 1997.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 40% for the first quarter of 1998 and the first quarter of 1997. Minority interest was $147,000 in 1998 compared to $36,000 for the first quarter of 1997. 1998 minority interest represents the share of net income of Flex Products accruing to its 40% stockholder and the portion of operating results of OCLI Asia attributable to its Japanese partner. 1997 minority interest represents the share of net income of Flex Products accruing to its 40% stockholder.

NET INCOME APPLICABLE TO COMMON STOCK. The Company had net income applicable to common stock of $1.5 million, or $.13 per share on a diluted basis, for the first quarter of fiscal 1998 compared to $667,000, or $.07 per share on a diluted basis, for the first quarter of fiscal 1997.

As described in Note 1 to the Condensed Consolidated Financial Statements, in fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires dual presentation of basic and diluted earnings per share. Prior period amounts have been restated to reflect this change.

LITIGATION

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between the Company and SICPA. In fiscal 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA have agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to provide for more attractive scheduled pricing discounts on higher volume purchases and to change the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loan from SICPA.

IMPACT OF FOREIGN OPERATIONS, EXPORT SALES AND FOREIGN CURRENCY

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

In the first quarter of 1998, 32% of the Company's consolidated sales constituted sales to customers in Europe and 13% of the Company's consolidated sales constituted sales to customers in Asia. In the first quarter of 1998, the Company experienced a 2% decline in sales mix from sales to customers in Asia (from 15% of consolidated sales in 1997 to 13% of consolidated sales in 1998) and a slight decline in sales mix from sales to customers in Europe (from 33% of consolidated sales in 1997 to 32% in 1998). The Company attributes the decline in the Asian sales mix to economic factors in Asia and the decline in European sales mix to growth in other geographic markets.

FINANCIAL CONDITION

At January 31, 1998, the Company's cash and cash equivalents position decreased by $11.8 million from October 31, 1997. $5.6 million was used for operations, primarily due to increased accounts receivable and inventory, $4.3 million was invested in plant and equipment, $761,000 was used to pay dividends and $2.6 million was used to purchase a portion of Flex Products' working capital loan from SICPA. These decreases were offset by stockholder investments of $335,000, working capital loans from SICPA to Flex Products of $800,000 and net borrowings and noncash items totaling $393,000.

At January 31, 1998, the Company's working capital, excluding cash and short-term investments, increased $11.0 million, primarily due to increased accounts receivable and inventories and decreased accounts payable and accrued compensation expenses. The increased accounts receivable and inventory balances are due to increased sales and bookings. The decrease in accounts payable is due to higher than average accounts payable at the end of fiscal year 1997. The decrease in accrued compensation expenses is due to payment in the first quarter of 1998 of annual bonus and commission payments accrued in fiscal year 1997.

Management believes that the cash on hand at January 31, 1998, cash anticipated to be generated from future operations and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared for the foreseeable future.

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


INDEPENDENT ACCOUNTANTS' REVIEW


The January 31, 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of January 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month periods ended January 31, 1998 and 1997 and the related condensed consolidated statement of stockholders' equity for the three-month period ended January 31, 1998. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), for the three month period ended January 31, 1997 whose total revenues constituted 17% of consolidated total revenues for that period.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 19, 1997, we expressed an unqualified opinion on those consolidated financial statements based on our audit. In our opinion, based on our audit, and the report of other auditors, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
San Jose, California


February 18, 1998

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
and Stockholders of
Flex Products, Inc.
Santa Rosa, California

We have reviewed the balance sheet of Flex Products, Inc. as of February 2, 1997 and the related statements of operations and cash flows for the three-month periods ended February 2, 1997 and January 28, 1996. These financial statements are the responsibility of the Company's management.

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

These financial statements have been prepared on a historical basis of accounting and do not reflect any purchase accounting adjustments recorded by Optical Coting Laboratory, Inc. as a result of their acquisition of a majority interest in Flex Products, Inc. as of May 8, 1995.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The balance sheet as of November 2, 1997 was audited by us, and we expressed an unqualified opinion on it in our report dated November 26, 1997, but we have not performed any auditing procedures since that date.


KPMG Peat Marwick LLP
San Francisco, California

February 17, 1997

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

              (2)   None

              (3)   None

              (4)   None

              (10)  None

              (11)* Computation of earnings per share for the three months ended January 31, 1998 and 1997.

              (15)* Letter of Deloitte & Touche LLP regarding unaudited
                    interim financial information.

              (18)  None

              (19)  None

              (22)  None

              (23)  None

              (24)  None

              (27)* Financial Data Schedule for the three months ended
                    January 31, 1998.

 * Items not previously filed are designated by an asterisk.

          (b)  Reports on Form 8-K filed for the three
               months ended January 31, 1998.

               None


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized and in the capacity indicated.

                                    OPTICAL COATING LABORATORY, INC.
                                             (Registrant)




March 17, 1998                      /s/ CRAIG B. COLLINS
--------------                      ----------------------------------
Date                                Craig B. Collins
                                    Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)