Form 10-K/A
period 1997-10-31
OPTICAL COATING LABORATORY INC
filed 1998-05-05
CIK 74697

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

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held March 31,1998 are incorporated by reference into Part III of this Form 10-K.

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

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)        1. CONSOLIDATED FINANCIAL STATEMENTS:

          The following consolidated financial statements of Optical
          Coating Laboratory, Inc. are included in Item 8:
                                                                     PAGE(S)
              Independent Auditors' Reports...........................24-25
              Consolidated Balance Sheets............................    26
              Consolidated Statements of Income..........................27
              Consolidated Statements of Cash Flows...................28-29
              Consolidated Statements of Common Stockholders'
              Equity ....................................................30
              Notes to Consolidated Financial Statements.................31
              Supplemental Financial Information.........................45

(A)       2.  FINANCIAL STATEMENT SCHEDULES

              The following consolidated financial statement schedules are included in Item 14(d):

              Schedule II - Valuation and Qualifying accounts............50

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

3.2 By-Laws. Incorporated by reference to Exhibit (3)(b) of the Registrant's Form 8-K under Item 5 dated November 20, 1987.

4.1 Stockholder Rights Agreement between the Registrant and ChaseMellon Shareholder Services L.L.C. dated December 16, 1997.

4.2 Note Purchase Agreement(s) dated as of May 27, 1994 for the private placement of $18,000,000 of 8.71% Senior Notes due June 1, 2002 between the Registrant and Connecticut Mutual Life Insurance Company, Modern Woodman of America and American Life and Casualty Insurance Company. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1994.

4.3 Stock Purchase Agreement dated as of February 8, 1995 by and between the Registrant, Netra Corporation and the Sellers as identified Corporation, for the purchase by the Registrant of all of the shares of common and preferred stock of Netra Corporation. Incorporated by reference to Exhibit (4) of the Registrant's Form 10-Q for the quarter ended April 30, 1995.

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

4.8 Second Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc. and Bank of America NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of January 28, 1997.

4.9 Third Amendment to Credit Agreement dated as of May 24, 1995 between Optical Coating Laboratory, Inc. and Bank of America NT&SA, as agent for itself and the Banks, and the several financial institutions party to the Credit Agreement, which amendment is dated as of May 23, 1997. Incorporated by reference to Exhibit (4.1) of the Registrant's Form 10-Q for the quarter ended April 30, 1997.


EXHIBIT
NO.                              DESCRIPTION

4.10 Secured Promissory Note between Optical Coating Laboratory, Inc. and Aid Association for Lutherans dated November 8, 1995.
      Incorporated by reference to Exhibit 4.8 of the Registrant's Form 10-K for the year ended October 31, 1995.

4.11 Capital Equipment Lease Agreement dated as of February 20, 1996 between Optical Coating Laboratory, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.10 of the Registrant's Form 10-K for the year ended October 31, 1996.

4.12 Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex Products, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.11 of the registrant's Form 10-K for the year ended October 31,1996.

4.13 Credit Agreement dated as of May 20, 1997 between Optical Coating Laboratory, Inc. as Borrower and ABN AMRO Bank N.V. as bank. Incorporated by reference to Exhibit 4.2 of the Registrant's form 10-Q for the quarter ended April 30, 1997.

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

10.7  Form of Change in Control Employment Agreements between the
      Registrant and its Executive Officers dated November 20, 1997.(1)

10.8 Form of Employment Assurance Agreements between the Registrant and its key technical and professional employees dated as of November 20, 1997. (1)

10.9 Mortgage Agreement between the Scottish Development Agency and Registrant's Scottish Subsidiary. Incorporated by reference to Exhibit (10)(o) of the Registrant's Form 10-K for the year ended October 31, 1987.

EXHIBIT
NO.                             DESCRIPTION

10.10 Stock and Note Purchase Agreement by and among OCLI, SICPA Holding S.A., ICIA, ICIAH and Flex Products, Inc. Incorporated by reference to the Registrant's Form 8-K dated May 23, 1995 and Registrant's Form 8-K/A dated April 11, 1996.

10.11*Settlement agreement between the Registrant, SICPA Holding S.A. and
      Flex Products, Inc. dated November 27, 1997. (Confidential treatment has been requested on portions of this document.)

10.12*Agreement by and between JDS FITEL Inc. and Optical Coating
      Laboratory, Inc. dated February 1, 1997. (Confidential treatment has been requested on portions of this document.)

10.13*First Amendment, dated February 2, 1997, to Agreement by and Between
      JDS FITEL, Inc. and Optical Coating Laboratory, Inc. dated February 1, 1997. (Confidential treatment has been requested on portions of this document.)

10.14*Second Amendment, dated June 1, 1997, to Agreement by and Between
      JDS FITEL, Inc. and Optical Coating Laboratory, Inc. dated February 1, 1997. (Confidential treatment has been requested on portions of this document.)


10.15 Employment Agreement Letter between John McCullough and the Registrant dated October 31, 1995. Incorporated by reference to Exhibit 10.18 of the Registrant's Form 10-K for the year ended October 31, 1995.

10.16 1998 Management Incentive Plan (1)

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

DATE: MAY 5, 1998                          OPTICAL COATING LABORATORY, INC.


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

SIGNATURE                             TITLE                        DATE

                                 DIRECTOR, PRESIDENT
                             AND CHIEF EXECUTIVE OFFICER
/S/CHARLES J. ABBE           (Principal Executive Officer)      MAY 5, 1998

Charles J. Abbe

                                VICE PRESIDENT, FINANCE
/S/CRAIG B. COLLINS           AND CHIEF FINANCIAL OFFICER       MAY 5, 1998
Craig B. Collins             (Principal Financial Officer)


/S/HOLLY D. NEAL                 CORPORATE CONTROLLER           MAY 5, 1998
Holly D. Neal                (Principal Accounting Officer)



/S/HERBERT M. DWIGHT, JR         CHAIRMAN OF THE BOARD          MAY 5, 1998
Herbert M. Dwight, Jr.


/S/JOHN MCCULLOUGH                    DIRECTOR                  MAY 5, 1998
John McCullough




/S/ DOUGLAS C. CHANCE                 DIRECTOR                 MAY 5, 1998
Douglas C. Chance


/S/ SHOEI KATAOKA                     DIRECTOR                 MAY 5, 1998
Shoei Kataoka


/S/JULIAN SCHROEDER                   DIRECTOR                 MAY 5, 1998
Julian Schroeder


/S/RENN ZAPHIROPOULOS                DIRECTOR                 MAY 5, 1998
Renn Zaphiropoulos