Form 10-Q
period 1998-04-30
OPTICAL COATING LABORATORY INC
filed 1998-06-17
CIK 74697

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from          to

                       Commission file number: 0-2537



                       OPTICAL COATING LABORATORY, INC.
             (Exact name of Registrant as specified in its charter)

                       Delaware                         68-0164244
           (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

                            2789 Northpoint Parkway
                       Santa Rosa, California  95407-7397
              (Address of principal executive offices)  (Zip code)

                                  707-545-6440
              (Registrant's telephone number including area code)

                                 Not applicable
                (Former name, former address, and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes      No

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             TITLE                                     OUTSTANDING
     Common Stock, $.01 par value               11,979,280 at May 31, 1998


                         PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

             OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       APRIL 30,  OCTOBER 31,
ASSETS                                                     1998         1997
-----------------------------------------------------------------------------
(Dollars in thousands, except per share amounts)      (Unaudited)

CURRENT   Cash and cash equivalents                      $  5,850    $ 15,217
ASSETS
           Accounts receivable, net of allowance for
              doubtful accounts of  $2,063 and $1,884      37,040      34,923
           Inventories                                     26,883      22,829
           Income taxes receivable                            636         504
           Deferred income tax assets                       6,710       6,853
           Other current assets                             2,339       1,707
                                                         --------    --------
                            Total Current Assets           79,458      82,033
OTHER      Other assets and investments                     7,972       8,243
ASSETS
PROPERTY,  Land and improvements                            9,221       9,225
PLANT AND  Buildings and improvements                      41,847      41,944
EQUIPMENT  Machinery and equipment                        128,719     121,717
           Construction-in-progress                        10,223       9,525
                                                         --------    --------
                                                          190,010     182,411
           Less accumulated depreciation                  (94,649)    (89,194)
                                                         --------    --------
           Property, plant and equipment-net               95,361      93,217
                                                         --------    --------
                            Total Assets                 $182,791    $183,493
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT    Accounts payable                              $  9,292    $ 14,301
LIABIL-    Accrued expenses                                 8,283       6,854
ITIES
           Accrued compensation expenses                    9,149       8,752
           Income taxes payable                               554         339
           Current maturities on long-term debt             9,594       7,888
           Notes payable                                      362         381
           Deferred revenue                                 2,251         900
                                                         --------    --------
                            Total Current Liabilities      39,485      39,415

NONCURRENT Accrued postretirement health benefits
LIABIL-      and pension liabilities                        2,120       2,040
ITIES
           Deferred income tax liabilities                  1,863         785
           Long-term debt                                  35,682      40,975
           Minority interest                               12,006      13,315

STOCK-     Preferred stock-Series C;
HOLDERS'     8% cumulative, convertible, redeemable;
EQUITY       issued and outstanding 6,250 shares
             at 10/31/97                                                5,559
           Common stock, $.01 par value; authorized
           30,000,000 shares; issued and outstanding
           12,078,000 and 10,599,000 shares                   121         106
           Paid-in capital                                 68,560      55,723
           Retained earnings                               29,976      26,217
           Cumulative foreign currency translation
             adjustment                                    (1,234)       (642)
                                                         --------    --------
                                                           97,423      86,963
           Note receivable from related party              (5,788)
                                                         --------    --------
           Common Stockholders' Equity                     91,635      86,963
                                                         --------    --------
                Total Liabilities                        $182,791    $183,493
                  and Stockholders' Equity               ========    ========



The accompanying notes are an integral part of these financial statements.




               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

For the three and six months ended April 30, 1998 and 1997
(Amounts in thousands, except per share amounts)

                                            THREE MONTHS         SIX MONTHS
                                           1998      1997     1998      1997

REVENUES    Revenues                      $64,345  $53,516  $117,718  $99,236
            Cost of Sales                  42,484   34,842    78,719   65,041
                                          -------  -------  --------  -------
                 Gross Profit              21,861   18,674    38,999   34,195

COSTS AND   Operating Expenses:
EXPENSES      Research and development      4,026    3,951     7,847    6,513
              Selling and administrative   11,171   10,782    20,659   21,048
              Amortization of intangibles     198      237       398      480
                                          -------  -------   -------  -------
                 Total Operating Expenses  15,395   14,970    28,904   28,041
                                          -------  -------   -------  -------
                    Income from Operations  6,466    3,704    10,095    6,154

            Nonoperating Income (Expense):
              Interest income                  81       82       165      257
              Interest expense               (927)  (1,027)   (1,735)  (2,079)
                                          -------  -------   -------  -------

EARNINGS    Income Before Provision for
              Income Taxes
              and Minority Interest         5,620    2,759     8,525    4,332
            Provision for income taxes      2,163    1,103     3,325    1,733
            Minority interest                 408      143       555      179
                                           ------   ------    ------   ------
                 Net Income                 3,049    1,513     4,645    2,420

            Dividend on convertiblee
              redeemable preferred stock      125      187       250      427
                                           ------   ------    ------   ------
                 Net Income Applicable to
                    Common Stock           $2,924   $1,326    $4,395   $1,993
                                           ======   ======    ======   ======
            Net Income Per Share, Basic     $0.27    $0.13     $0.41    $0.20
                                           ======   ======    ======   ======

            Net Income Per Share, Diluted   $0.25    $0.13     $0.38    $0.19
                                           ======   ======    ======   ======
            Weighted average number of
            common shares used to compute
            basic earnings per share       10,903   10,069    10,767    9,927
                                           ======   ======    ======   ======
            Weighted average number ofn
            common shares used to computed
            diluted earnings per share     11,553   10,410    11,478   10,292
                                           ======   ======    ======   ======


The accompanying notes are an integral part of these financial statements.

               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
For the three and six months ended
April 30, 1998 and 1997
(Amounts in thousands)
                                          THREE MONTHS          SIX MONTHS
                                         1998       1997      1998      1997
OPERA-  Cash Flows From Operations:
TIONS
         Cash received from customers    $54,208  $46,911   $96,270   $88,552
             Interest received                67       71       118       235
             Cash paid to suppliers
               and employees             (43,644) (39,236)  (90,391)  (81,047)
             Cash paid to OCLI
             401(k)/ESOP Plan               (112)    (116)     (241)     (147)
             Interest paid                  (613)  (1,024)   (1,421)   (2,450)
             Income taxes paid,
               net of refunds                174     (856)      146      (907)
                                          ------   ------    ------    ------
               Net Cash Provided
                  By Operations           10,080    5,750     4,481     4,236
                                          ------   ------    ------    ------
INVEST-      Cash Flows From Investments:
MENTS          Purchase of plant
               and equipment              (4,065)  (3,547)   (8,326)   (6,625)
                                          ------   ------    ------    ------
               Net Cash Used
                 For Investments          (4,065)  (3,547)   (8,326)   (6,625)

FINANCING  Cash Flows From Financing:
             Proceeds from long-term debt  3,044              9,818
             Repayment of long-term debt  (6,686)  (1,437)  (13,250)   (1,918)
             Proceeds from notes payable
             Repayment of notes payable     (192)  (1,234)       (9)   (1,644)
             Proceeds from exercise of       304       71       638       167
                stock options
             Proceeds from note to minority
                stockholder                                     800       484
             Purchase of note from minority
                stockholder                                  (2,600)
             Investment by minority
                stockholder                          1,017              1,017
             Payment of dividend
                on preferred stock           (83)     (187)    (208)     (427)
             Payment of dividend
                on common stock                                (636)     (586)
                                          ------    ------   ------    ------
                  Net Cash Used
                    For Financing         (3,613)   (1,770)  (5,447)   (2,907)
                                          ------    ------   ------    ------
             Effect of exchange rate
               changes on cash                29       (27)     (75)     (269)
                                          ------    ------   ------    ------
             Increase (decrease)
               in cash and short-term
               investments                 2,431       406   (9,367)   (5,565)
                                          ------    ------   ------    ------
             Cash and cash equivalents at
               beginning of period         3,419    10,056   15,217    16,027
                                          ------    ------   ------    ------

             Cash and cash equivalents
               at end of period           $5,850   $10,462   $5,850   $10,462
                                          ======    ======   ======    ======


               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                   (Unaudited)
For the three and six months ended
April 30, 1998 and 1997
(Amounts in thousands)

                                             THREE MONTHS       SIX MONTHS
                                           1998       1997    1998      1997
ADJUST-  Reconciliation of
MENTS     Net Income To Cash
          Flows From Operations:
              Net income                  $3,049    $1,513   $4,645    $2,420

          Adjustments to
            reconcile net income
            to net cash provided
            by operations:
              Depreciation and
               amortization                3,130     3,066    6,115     6,312
                   Minority interest
                    in earnings
                    of subsidiaries          408       143     557        179
                   Loss on disposal
                    of equipment             321       168     529        210
                   Accrued postretire-
                    ment health benefits      40        70      80         86
                   Deferred income tax
                    liabilities                                 34
                   Other non-cash
                    adjustments to
                    net income              (264)      (68)    207         41

                 Change in:
                   Accounts receivable       787    (1,078) (2,577)    (5,089)
                   Inventories            (2,276)   (3,465) (4,280)    (4,064)
                   Income tax
                    receivable             1,600      (742)  1,693        110
                   Deferred income
                    tax assets               473       194   1,040       (104)
                   Other current assets
                     and other
                     assets and
                     investments             124        41    (950)      (505)
                   Accounts payable,
                     accrued expenses
                     and accrued
                     compensation
                     expenses              2,315     5,455  (4,193)     4,003
                   Deferred revenue          285      (700)  1,351       (531)
                   Income taxes payable       88     1,153     230      1,168
                                          ------    ------  ------     ------
                     Total adjustments     7,031     4,237    (164)     1,816
                                          ------    ------  ------     ------
                   Net Cash Provided
                     By Operations       $10,080    $5,750  $4,481     $4,236
                                          ======    ======  ======     ======


The accompanying notes are an integral part of these financial statements.


               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (Unaudited)

For the six months ended
April 30, 1998
(Amounts in thousands)

                                                                                       NOTE
                                                                                       RECEIVABLE
                                                                          FOREIGN      FROM
                     PREFERRED STOCK  COMMON STOCK     PAID-IN  RETAINED  CURRENCY     RELATED
                      SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL  EARNINGS  TRANSLATION  PARTY

BALANCE AT               6    $5,559  10,599   $106    $55,723   $26,217    $(642)
NOVEMBER 1, 1997
Shares issued to
Employee Stock
  Ownership Plan                          39      1        555
Exercise of stock
  options,including
  tax benefit and
  interest accrued
   on note receivable
   from related party                    841      8      6,687                         ($5,788)
Conversion of
  preferred stock
  to common stock       (6)  (5,559)     599      6      5,595
Foreign currency
  translation
  adjustment                                                                 (592)
Net Income                                                         4,645
Dividend on preferred                                               (250)
stock
Dividend on common                                                  (636)
stock
-----------------------------------------------------------------------------------------------
BALANCE AT
APRIL 30, 1998           0       $0     12,078 $121    $68,560   $29,976  ($1,234)     ($5,788)
===============================================================================================



               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               Three and Six Months Ended April 30, 1998 and 1997
                                  (Unaudited)

1.   GENERAL

OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its GlareGuard(R) brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommuni-cation systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its 60% owned subsidiary, Flex Products, Inc. ("Flex Products"), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex Products supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial, and automotive applications, photoreceptor components for copiers and ChromaFlair(R) light interference pigments for commercial paints.

The Condensed Consolidated Balance Sheet as of April 30, 1998, the Condensed Consolidated Statements of Income for the three and six month periods ended April 30, 1998 and 1997, the Condensed Consolidated Statement of Stockholders' Equity for the six month period ended April 30, 1998 and the Condensed Consolidated Statements of Cash Flows for the three and six month periods ended April 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at April 30, 1998 and for all periods presented have been made.

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

The results of operations for the period ended April 30, 1998 are not necessarily indicative of the operating results anticipated for the full year.

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share under the new statement includes the potential dilution of convertible securities, stock options and warrants. The difference between basic earnings per share and diluted earnings per share reported by the Company is the dilutive effect of stock options outstanding. The earnings per share presentation for 1997 was restated to conform to the new statement.

2.   FINANCIAL DERIVATIVES AND HEDGING

The Company, from time to time, enters into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered material to the Company. In addition, the Company may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. The Company does not enter into derivatives for trading purposes.

In the second quarter of 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $4.1 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as an adjustment to interest expense over the life of the loan.

In the second quarter of 1998, the Company entered into an interest rate swap for anticipated debt refinancing in the amount of $30 million. The purpose of the swap is to fix the reference rate for the debt at 5.71% to eliminate the Company's exposure to interest rate fluctuations until the loan refinance is completed. The Company has designated the swap as a hedge of an anticipated transaction and will record the gain or loss on the transaction as an adjustment to interest expense over the term of the loan.

The notional amounts, carrying amounts and fair values of the Company's derivatives position at April 30, 1998 are included in the table below:

                                           NOTIONAL   CARRYING     ESTIMATED
(Amounts in thousands)                     AMOUNT     AMOUNT      FAIR VALUE
----------------------------------------------------------------------------
Foreign currency forward exchange
contracts:

  Deutsche marks                            $4,648     $4,648          $47

  Interest rate swap                       $30,000                ($96,000)

3.   NOTE RECEIVABLE FROM RELATED PARTY

In the second quarter of 1998, the Company's Chairman of the Board and former Chief Executive Officer exercised options for 770,666 shares of common stock of the Company and surrenderred 117,296 shares for payment of withholding taxes. The $5.8 million exercise price of the options was paid with a three year, full recourse promissory note with principal and interest, at 5.39%, payable in April, 2001. The note is secured by a security agreement covering the 770,666 shares of the Company's common stock.

4.          INVENTORIES

Inventories consisted of the following:
                                              APRIL 30,     OCTOBER 31,
(Amounts in thousands)                             1998           1997
                                            (Unaudited)

Raw materials and supplies                       $8,741        $ 7,541
Work-in-process                                  13,753         12,308
Finished goods                                    4,389          2,980
                                                -------        -------
     Total inventories                          $26,883        $22,829
                                                =======        =======

5.          ACCRUED EXPENSES

Accrued expenses consisted of the following
                                              APRIL 30,    OCTOBER 31,
(Amounts in thousands)                             1998           1997
                                            (Unaudited)

Workers' compensation reserve                    $  772        $  555
Ground water remediation reserve                    759           759
Other accrued liabilities                         6,752         5,540
                                                 ------        ------
                                                 $8,283        $6,854
                                                 ======        ======

                        PART I.   FINANCIAL INFORMATION

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS ARE IDENTIFIED BELOW. ACTUAL RESULTS MAY VARY SIGNIFI-CANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING
CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

RESULTS OF OPERATIONS

REVENUE. Revenue for the second quarter of fiscal 1998 was $64.3 million, an increase of $10.8 million, or 20%, over revenues of $53.5 million in the second quarter of fiscal 1997. Revenue for the first six months of fiscal 1998 was $117.7 million, an increase of $18.5 million, or 19%, over revenues of $99.2 million in the first six months of 1997. The quarter and year-to-date revenue increases were primarily due to increased sales in the Company's telecommunications markets ($11.0 million increase in the second quarter of 1998, $19.5 million increase for the first six months of
1998), increased sales in the Company's display markets ($1.7 million increase in the second quarter of 1998, $1.2 million increase for the first six months of 1998) offset by decreased sales in the Company's office automation and other markets of $1.7 million in the second quarter of 1998 and $3.0 million for the first six months of 1998. Sales by the Company's 60% owned subsidiary, Flex Products, Inc. (Flex Products), decreased $147,000 in the second quarter of 1998 but increased $818,000 for the first six months of 1998. The Company's sales changes over the same periods of last year were primarily due to volume changes.

The increase in telecommunications sales is primarily due to the Company's participation with its partner, JDS FITEL Inc. (JDS), in the growing market for wavelength division multiplexing (WDM) products and to the expanding market for space satellites.

GROSS PROFIT. Gross profit for the second quarter of fiscal 1998 was $21.9 million, or 34.0% of revenue, compared to $18.7 million, or 34.9% of revenue, for the second quarter of fiscal 1997. Gross profit for the first six months of fiscal 1998 was $39.0 million, or 33.1% of revenue, compared to $34.2 million, or 34.5% of revenue, for the first six months of fiscal 1997. The 1998 gross margin decreases for the second quarter and year-to-date 1998 periods is due to higher than Company average material cost content in the Company's new WDM business.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the second quarter of 1998 and the second quarter of 1997 were $4.0 million. Research and development expenditures for the first six months of 1998 were $7.8 million compared to $6.5 million for the first six months of 1997. In the second quarter of 1998, Flex Products spent approximately $400,000 less on research and development than in the same period of 1997 due to customer acceptance of new products in the second quarter of 1998. The remaining second quarter and year-to-date increase is primarily due to new product development of products in the telecommunications and display markets.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the second quarter of fiscal 1998 were $11.2 million, an increase of $388,000, or 4%, compared to selling and administrative expenses of $10.8 million for the second quarter of fiscal 1997. Selling and administrative expenses for the first six months of fiscal 1998 were $20.7 million, a decrease of $389,000 compared to selling and administrative expenses of $21.0 million for the first six months of fiscal 1997. The increase in selling and administrative expenses for the second quarter of 1998 compared to the second quarter of 1997 was primarily due to increased legal expenses. The decrease in selling and administrative expenses for the first six months of 1998 compared to the first six months of 1997 was primarily due to decreased selling expenses in the U.S. and Europe of approximately $1.4 million and decreased administrative expenses at Flex Products of approximately $400,000, offset by increased selling and administrative expenses in Asia of approximately $700,000 and increased legal expenses of approximately $700,000.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $198,000 in the second quarter of 1998, $237,000 in the second quarter of 1997, $398,000 for the first six months of 1998 and $480,000 for the first six onths of 1997, primarily resulting from amortization of goodwill. Most of the 1998 decrease was due to exchange rate changes.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in revenue,
gross profit and operating expenses, the Company's income from operations was $6.5 million for the second quarter of fiscal 1998 compared to $3.7 million for the second quarter of fiscal 1997 and $10.1 million for the first six months of 1998 compared to $6.2 million for the first six months of 1997.

INTEREST INCOME AND EXPENSE. Interest income for the second quarter of fiscal 1998 was $81,000 compared to interest income of $82,000 for the second quarter of fiscal 1997. Interest income for the first six months of fiscal 1998 was $165,000 compared to $257,000 for the first six months of 1997. Interest expense, net of capitalized interest, for the second quarter of 1998 was $927,000 compared to $1.0 million for the second quarter of fiscal 1997. Interest expense, net of capitalized interest, for the first six months of 1998 was $1.7 million compared to $2.1 million for the first six months of 1997. Capitalized interest for the second quarter of 1998 was $262,000 compared to $68,000 for the second quarter of fiscal 1997. Capitalized interest for the first six months of 1998 was $348,000 compared to $118,000 for the first six months of 1997.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 38.5% for the second quarter of 1998 and 39.0% for the first six months of 1998 compared to 40.0% for the comparative periods of 1997. The change in the effective tax rate is primarily due to the recognition of benefit from foreign sales corporations. Minority interest was $408,000 in the second quarter of 1998 and $555,000 for the first six months of 1998 compared to $143,000 for the second quarter of 1997 and $179,000 for the first six months of 1997. Minority interest represents the share of net income of Flex Products accruing to its 40% stockholder and the portion of operating results of OCLI Asia attributable to its Japanese partner.

NET INCOME APPLICABLE TO COMMON STOCK. The Company had net income applicable to common stock of $2.9 million, or $.25 per share, on a diluted basis, for the second quarter of fiscal 1998 compared to $1.3 million, or $.13 per share on a diluted basis, for the second quarter of fiscal 1997. The Company had net income applicable to common stock of $4.4 million, or $.38 per share on a diluted basis, for the first six months of 1998 compared to $2.0 million, or $.19 per share on a diluted basis, for the first six months of 1997.

In 1998, the Company implemented Statement of Financial Accounting Standards No. 128 which requires dual presentation of basic and diluted earnings per share. Basic earnings per share does not reflect the dilution of common stock equivalents such as stock options and warrants. Diluted earnings per share includes potential dilution of convertible securities, stock options and warrants. The earnings per share presentation for 1997 was restated to reflect this change.

LITIGATION

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products, arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation as well as by certain contractual provisions between the Company and SICPA. In 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA have agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products'operations and to modify the License and Supply Agreement between Flex Products and SICPA to provide for more attractive scheduled pricing discounts on higher volume purchases and to change the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loan from SICPA.

IMPACT OF FOREIGN OPERATIONS, EXPORT SALES, FOREIGN CURRENCY AND HEDGING

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

The Company does, from time to time, enter into purchase, sales or debt arrangements denominated in currencies other than its functional currency which exposes the Company to currency risk on open receivable and payable balances. The Company is also exposed to exchange risk on open intercompany balances that some of the foreign subsidiaries have with the Company and its subsidiaries. The Company has not entered into contracts to hedge any of these risks, and the Company does not consider its net exposure on these items to be material. The Company will, from time to time, enter into currency contracts (such as forwards or options) in order to manage the currency risk on open balances or commitments. In the second quarter of 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $4.1 million loan that is denominated in German Marks. See FINANCIAL DERIVATIVES AND HEDGING TRANSACTIONS below.

For the first six months of 1998, 27% of the Company's consolidated sales constituted sales to customers in Europe and 13% of the Company's consolidated sales constituted sales to customers in Asia. During 1998, the Company has experienced an overall decline in sales mix from sales to customers in Asia (from 14% of consolidated sales for the first six months of 1997 to 13% for the first six months of 1998) and a decline in sales mix from sales to customers in Europe (from 37% of consolidated sales for the first six months of 1997 to 27% for the first six months of 1998). The Company attributes the decline in the Asian sales mix to growth in other geographic markets and attributes the decline in the European sales mix to shifts in the Company's markets. Due to the Company's investments in Europe and Asia and the geographic mix of the Company's sales, changes in economic conditions in Europe and Asia could materially affect the Company's future operations.

FINANCIAL DERIVATIVES AND HEDGING TRANSACTIONS

The Company, from time to time, enters into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered material to the Company. In addition, the Company may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. The Company does not enter into derivatives for trading purposes.

In the second quarter of 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $4.1 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as a net reduction or increase to interest expense over the life of the loan.

In the second quarter of 1998, the Company entered into an interest rate swap for anticipated debt refinancing in the amount of $30 million. The purpose of the swap is to fix the reference rate for the debt at 5.71% to eliminate the Company's exposure to interest rate fluctuations until the loan refinance is completed. The Company has designated the swap as a hedge of an anticipated transaction and will record the gain or loss on the transaction as a net reduction or increase to interest expense over the life of the loan.

FINANCIAL CONDITION

In 1998, the Company's cash and short-term investment position decreased by $9.4 million. $8.3 million was invested in plant and equipment, $3.4 million was used to pay down debt, $844,000 was used to pay dividends and $2.6 million was used to purchase a portion of Flex Products' working capital loan from SICPA. These expenditures were offset by $4.5 million of cash generated by operations, stockholder investments of $639,000 and working capital loans from SICPA to Flex Products of $800,000.

In 1998, the Company's working capital, excluding cash and short-term investments, increased $6.7 million, primarily due to increased accounts receivable ($2.1 million) and increased inventories ($4.1 million). Approximately half of the increase in inventories results from inventory increases in anticipation of new product demand. The remaining inventory increase and the accounts receivable increase is due to increased sales and bookings in 1998.

During 1998, the remaining shares of the 8% Series C Convertible Redeemable Preferred Stock were converted into 599,000 shares of common stock of the Company.

Management believes that the cash on hand at April 30, 1998, cash anticipated to be generated from future operations and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends, as declared, for at least the next twelve months.

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

During 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an Enterprise Resource Planning System. The software vendor has indicated that the new system is Year 2000 compliant, and the Company's implementation schedule provides for full implementation on a worldwide basis for all of its financial and business systems before the Year 2000. However, if the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company.

The Company has a plan to formally communicate with its significant suppliers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company does not currently have any information concerning the Year 2000 compliance status of its customers. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

The Company is gathering data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems but does not expect those costs to have a material impact on its results of operations and cash flows. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company.

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

                        INDEPENDENT ACCOUNTANTS' REVIEW

The April 30, 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of April 30, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and six-month periods ended April 30, 1998 and April 30, 1997 and the related condensed consolidated statement of stockholders' equity for the six-month period ended April 30, 1998. These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary) for the three and six month periods ended April 30, 1997, whose total revenues constituted 17% of consolidated total revenues for the six-month period ended April 30, 1997. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Deloitte & Touche LLP
San Jose, California
May 20, 1998

INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
and Stockholders of
Flex Products, Inc.
Santa Rosa, California

We have reviewed the balance sheet of Flex Products, Inc. as of May 3, 1997 and the related statements of operations and cash flows for the three-month and six month periods ended May 3, 1997 and April 30, 1996. These financial statements are the responsibility of the Company's management.

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


KPMG Peat Marwick LLP
San Francisco, California

May 14, 1998

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material changes in legal proceedings since those reported in Registrant's Form 10-K for the year ended October 31, 1997.

ITEM 2.  CHANGES IN SECURITIES

     No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on March 31, 1998.

(b) The management nominees for director listed in the proxy statement were elected as follows:

      NOMINEES FOR DIRECTOR        VOTES FOR   VOTES WITHHELD
      Herbert M. Dwight, Jr.       9,208,536      167,021
      Charles J. Abbe              9,239,211      136,346
      Douglas C. Chance            9,237,506      138,051
      Shoei Kataoka                9,223,741      151,816
      John McCullough              9,194,197      181,360
      Julian Schroeder             9,238,171      137,386
      Renn Zaphiropoulos           9,234,433      141,124

(c) The ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending October 31, 1998.

      For                          9,280,773
      Against                         43,435
      Abstain                         51,349
      Broker Non-Vote              1,292,311

ITEM 5.  OTHER INFORMATION

     No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. (11)* Computation of earnings per share for the three and six month periods ended April 30, 1998 and 1997.

2.  (15)*  Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

3.  (27)*  Financial Data Schedule for the three months ended April 30, 1998.

Reports on Form 8-K filed for the three months ended April 30, 1998

 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Optical Coating Laboratory, Inc.



June 12, 1998           By: /S/CRAIG B. COLLINS
Date                    Craig B. Collins, Vice President, Finance
                          and Chief Financial Officer