Form 10-Q
period 1998-07-31
OPTICAL COATING LABORATORY INC
filed 1998-09-16
CIK 74697

"THIS DOCUMENT IS A COPY OF THE FORM 10-Q FILED ON SEPTEMBER 15, 1998 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION."

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 1998

                                   OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ________ to ___________

                     Commission file number: 0-2537

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__No___

          APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

               (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          TITLE                                   OUTSTANDING
         ------                                   -----------
Common Stock, $.01 par value              12,039,858 at August 31, 1998




PART 1.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS
               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                       JULY 31, OCTOBER 31,
ASSETS                                                    1998        1997
(Dollars in thousands, except per share amounts)

CURRENT        Cash and cash equivalents..............  $13,249    $15,217
ASSETS
               Accounts receivable, net of allowance
                for Doubtful accounts of  $2,122 and
                $1,884................................    37,125     34,923
               Inventories............................    27,626     22,829
               Income taxes receivable................       620        504
               Deferred income tax assets.............     6,946      6,853
               Other current assets...................     1,861      1,707
                                                        --------   --------
                   Total Current Assets...............    87,427     82,033

OTHER ASSETS   Other assets and investments...........     8,010      8,243
PROPERTY,      Land and improvements..................     9,214      9,225
PLANT AND      Buildings and improvements.............    41,710     41,944
EQUIPMENT      Machinery and equipment................   131,441    121,717
               Construction-in-progress...............    10,369      9,525
                                                        --------   --------
                                                         192,734    182,411

               Less accumulated depreciation..........   (97,343)   (89,194)
                                                        --------   --------
               Property, plant and equipment-net......    95,391     93,217
                                                        --------   --------
                   Total Assets.......................  $190,828   $183,493
                                                        ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT       Accounts payable.......................     $9,171    $14,301
LIABILITIES   Accrued expenses.......................      8,570      6,854
              Accrued compensation expenses..........      7,885      8,752
              Income taxes payable...................      1,663        339
              Current maturities on long-term debt...     14,920      7,888
              Notes payable..........................        120        381
              Deferred revenue.......................      1,794        900
                                                        --------   --------
                  Total Current Liabilities..........     44,123     39,415

NONCURRENT    Accrued postretirement health benefits
LIABILITIES       and pension liabilities............      2,164      2,040
              Deferred income tax liabilities........      2,656        785
              Long-term debt.........................     28,912     40,975
              Minority interest......................     12,012     13,315

STOCKHOLDERS' Preferred stock-Series C;
EQUITY           8% cumulative, convertible, redeemable;
                 issued and Outstanding 6,250 shares
                 at October 31, 1997.................                 5,559
              Common stock, $.01 par value;
                authorized 30,000,000
                shares; issued and outstanding
                12,033,000 and 10,599,000 shares.....        120        106
              Paid-in capital........................     69,431     55,723
              Retained earnings......................     32,678     26,217
              Cumulative foreign currency translation
                adjustment...........................     (1,268)      (642)
                                                        --------   --------
              Common Stockholders' Equity............    100,961     86,963
                  Total Liabilities and                 --------   --------
                    Stockholders' Equity.............   $190,828   $183,493
                                                        ========   ========

The accompanying notes are an integral part of these financial statements.


               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

For the three and nine months ended July 31, 1998 and 1997
(Amounts in thousands, except per share amounts)

                                            THREE MONTHS       NINE MONTHS
                                           1998      1997     1998      1997

REVENUES   Revenues....................   $67,393  $59,997  $185,111 $159,233
           Cost of Sales...............    44,462   40,207   123,181  105,248
                                          -------  -------  -------- --------
                Gross Profit...........    22,931   19,790    61,930   53,985

COSTS AND  Operating Expenses:
EXPENSES     Research and development..     4,222    3,943    12,069   10,456
             Selling and administrative    12,131   10,774    32,790   31,822
             Amortization ofintangibles       200      232       598      712
                                          -------  -------   -------  -------
                Total Operating Expenses   16,553   14,949    45,457   42,990
                                          -------  -------   -------  -------
                Income from Operations      6,378    4,841    16,473   10,995

           Nonoperating Income (Expense):
             Interest income...........       117       78       282      335
             Interest expense..........      (796)  (1,007)   (2,531)  (3,086)
                                          -------   -------   -------  -------
EARNINGS   Income Before Provision for
             Income Taxes and Minority
             Interest..................     5,699    3,912    14,224    8,244
           Provision for income taxes..     2,246    1,568     5,571    3,301
           Minority interest...........        32      350       587      529
                                          -------  -------   -------  -------
                Net Income.............     3,421    1,994     8,066    4,414

           Dividend on convertible
           redeemable preferred stock                  141       250      568
              Net Income Applicable       -------  -------   -------  -------
              to Common Stock..........   $ 3,421  $ 1,853   $ 7,816  $ 3,846
                                          =======  =======   =======  =======
           Net Income Per Share,
           Basic.......................   $  0.28  $  0.18   $  0.70  $  0.38
           Net Income Per Share,          =======  =======   =======  =======
           Diluted.....................   $  0.27  $  0.17   $  0.66  $  0.36
                                          =======  =======   =======  =======
           Weighted average number of
           common shares used to compute
           basic earnings per share....    12,009   10,372    11,169   10,076
                                          =======  =======   =======  =======
           Weighted average number of
           common shares used to compute
           diluted earnings per share..    12,546   11,135    11,822   10,574
                                          =======  =======   =======  =======

The accompanying notes are an integral part of these financial statements.


               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

For the three and nine months ended July 31, 1998 and 1997

                                                THREE MONTHS     NINE MONTHS
(Amounts in thousands)                         1998     1997   1998       1997

OPERATIONS  Cash Flows From Operations:
            Cash received from
             customers................... $60,379  $49,548  $156,649 $138,100
            Interest received............     120      111       238      346
            Cash paid to suppliers an
             employees................... (52,404) (46,697) (142,795)(127,744)
            Cash paid to OCLI 401(k)/ESOP
             Plan........................    (121)    (125)     (362)    (272)
            Interest paid................  (1,193)  (1,425)   (2,614)  (3,875)
            Income taxes paid, net of
             refunds.....................    (187)    (391)      (41)  (1,298)
                                           ------   ------   -------  -------
                Net Cash Provided by
                Operations...............   6,594    1,021    11,075    5,257
                                           ------   ------   -------  -------
INVESTMENTS Cash Flows From Investments:
              Purchase of plant
               and equipment.............  (3,313)  (5,237)  (11,639) (11,862)
                                          -------  -------  --------  -------
                Net Cash Used For
                Investments..............  (3,313)  (5,237)  (11,639) (11,862)
                                          -------  -------  --------  -------
FINANCING   Cash Flows From Financing:
              Proceeds from long-term
               debt......................  14,810    1,998    24,628    1,998
              Repayment of long-term
               debt...................... (16,094)    (998)  (29,344)  (2,916)
              Proceeds from notes
               payable...................              101                108
              Repayment of notes
               payable...................    (239)    (298)     (248)  (1,949)
              Proceeds from exercise of
               stock options.............     559    1,343     6,970    1,510
              Collection of note
               receivable from officer...   5,772
              Proceeds from note to
              minority stockholder.......              640       800    1,124
              Purchase of note from
               minority stockholder......                     (2,601)
              Investment by minority
               stockholder...............              426              1,443
              Payment of dividend on
               preferred stock...........             (141)     (208)    (568)
              Payment of dividend on
               common stock..............    (719)    (613)   (1,355)  (1,199)
              Net Cash Provided by (Used  -------  -------   -------  -------
               For) Financing............   4,089    2,458    (1,358)    (449)
              Effect of exchange rate     -------  -------   -------  -------
               changes on cash...........      29      117       (46)    (152)
                                          -------  -------   -------  -------
            Increase (decrease) in cash
             and short-term investments..   7,399   (1,641)   (1,968)  (7,206)

            Cash and cash equivalents at
              beginning of period........   5,850   10,462    15,217   16,027
                                          -------  -------   -------  -------
            Cash and cash equivalents
             at end of period...........  $13,249  $ 8,821   $13,249  $ 8,821
                                          =======  =======   =======  =======


               OPTICAL  COATING LABORATORY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

For the three and nine months
ended July 31, 1998 and 1997                    THREE MONTHS     NINE MONTHS
(Amounts in thousands)                         1998      1997   1998     1997

ADJUSTMENTS  Reconciliation of Net Income
              to Cash Flows from Operations:

              Net income...................   $1,994   $3,421  $8,066  $4,414

             Adjustments to reconcile net
              income to net cash
              provided by operations:
               Depreciation and
                amortization...............    3,384    3,113   9,499   9,425
               Minority interest in earnings
                of subsidiaries............       32      350     587     529
               Loss on disposal of
                equipment..................       78      (17)    607     193
               Accrued postretirement
                health benefits............       40      (61)    120      25
               Deferred income tax
                liabilities................    2,629       (2)  2,663  (1,054)
               Other non-cash adjustments
                to net income..............      (58)     (37)    151       4

             Change in:
               Accounts receivable.........     (397)  (6,473) (2,974)(11,562)
               Inventories.................     (892)    (612) (5,172) (4,676)
               Income tax receivable.......      235      429   1,928     539
               Deferred income tax assets..   (1,941)     (24)   (901)    924
               Other current assets and
                other assets and
                investments................      228      268     (722)  (237)
               Accounts payable, accrued
                expenses and accrued
                compensation expenses......     (815)   1,272   (5,008) 5,275
               Deferred revenue............     (457)     (16)     894   (547)
               Income taxes payable........    1,107      837    1,337  2,005
                                              ------   ------  ------- ------
                 Total adjustments.........    3,173     (973)   3,009    843
                                              ------   ------  ------- ------
               Net Cash Provided By
                 Operations................   $6,594   $1,021  $11,075 $5,257
                                              ======   ======  ======= ======

The accompanying notes are an integral part of these financial statements.


               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

For the nine months ended July 31, 1998
(Amounts in thousands)

                                                                                      Foreign
                          Preferred Stock    Common Stock     Paid-In     Retained    Currency
                        Shares      Amount  Shares   Amount   Capital     Earnings    Translation
                        ------      ------  ------   ------   -------     --------    -----------
BALANCE AT NOVEMBER 1,    6         $5,559  10,599    $106    $55,723     $26,217        ($642)
1997
Shares issued to
 Employee Stock
 Ownership Plan                                 39       1        555
Shares issued to
 Outside Directors                               5                 86
Exercise of stock
 options,including                             791       7      7,472
 tax benefit
Conversion of
 preferred stock
 to common stock         (6)        (5,559)    599       6      5,595
Foreign currency
 translation
 adjustment                                                                               (626)
Net Income                                                                  8,066
Dividend on
 preferred stock                                                             (250)
Dividend on
 common stock                                                              (1,355)
                        -----      -------  ------    ----    -------     -------      -------
BALANCE AT                0              0  12,033    $120    $69,431     $32,678      ($1,268)
 JULY 31, 1998          =====      =======  ======    ====    =======     =======      =======


The accompanying notes are an integral part of these financial statements.



            OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            Three and Nine Months Ended July 31, 1998 and 1997
                               (Unaudited)

1.  GENERAL

OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers ("OEMs") of optical and electro-optical systems and sells its GlareGuard. brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its 60% owned subsidiary, Flex Products, Inc. ("Flex Products"), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex Products supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial, and automotive applications, photoreceptor components for copiers and ChromaFlair(R) light interference pigments for commercial paints.

The Condensed Consolidated Balance Sheet as of July 31, 1998, the Condensed Consolidated Statements of Income for the three and nine month periods ended July 31, 1998 and 1997, the Condensed Consolidated Statement of Stockholders' Equity for the nine month period ended July 31, 1998 and the Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended July 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at July 31, 1998 and for all periods presented have been made.

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

The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results anticipated for the full year.

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

In the first nine months of 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $3.9 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as a net reduction or increase to interest expense over the life of the loan.

In the first nine months of 1998, the Company entered into an interest rate swap for anticipated debt refinancing in the amount of $30 million. The purpose of the swap was to fix the reference rate for the debt at 5.71% to eliminate the Company's exposure to interest rate fluctuations until the loan refinance was completed. The Company had designated the swap as a hedge of an anticipated transaction. The loan refinance was completed after the balance sheet date resulting in a net payment of $310,000 under the swap which will be recorded as an increase to interest expense over the term of the notes.

The notional amounts, carrying amounts and fair values of the Company's derivatives position at July 31, 1998 are included in the table below:

                                                               ESTIMATED
                                                                    FAIR
                                                                VALUE OF
                                                                 FOREIGN
                                     NOTIONAL   CARRYING        EXCHANGE
                                       AMOUNT     AMOUNT        CONTRACT
(Amounts in thousands)

Foreign currency forward
exchange contracts:
  Deutsche marks                   $4,386        $4,386          $    72

In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of the Company's fiscal year 2000 with earlier application encouraged. As the Company's existing derivative contracts and derivative contract policies require that cash flows under financial derivatives match cash flows under existing firm commitments, the Company does not expect adoption of FAS 133 to affect its results of operations or cash flows but, as the statement requires separate presentation of the fair value of derivative instruments, the Company's Statement of Financial Position will be affected by adoption of the statement.

3. NOTE RECEIVABLE FROM RELATED PARTY

In April 1998, the Company's Chairman of the Board and former Chief Executive Officer exercised options for 770,666 shares of common stock of the Company and turned in 117,296 shares for payment of withholding taxes. The $5.8 million exercise price of the options was paid with a three year, full recourse promissory note which was repaid with interest at 7.5% in July 1998.

4. INVENTORIES
Inventories consisted of the following:

                                            JULY 31,   OCTOBER 31,
(Amounts in thousands)                         1998          1997
                                        (Unaudited)

Raw materials and supplies                  $ 8,223       $ 7,541
Work-in-process                              14,364        12,308
Finished goods                                5,039         2,980
                                            -------       -------
     Total inventories                      $27,626       $22,829
                                            =======       =======

5. ACCRUED EXPENSES

Accrued expenses consisted of the following:

                                            JULY 31,   OCTOBER 31,
(Amounts in thousands)                         1998          1997
                                        (Unaudited)

Workers' compensation reserve                $  792        $  555
Ground water remediation reserve                759           759
Other accrued liabilities                     7,019         5,540
                                             ------        ------
                                             $8,570        $6,854
                                             ======        ======
LONG-TERM DEBT (SUBSEQUENT EVENT)

In August 1998, the Company completed the sale of $30 million in unsecured Senior Notes to a group of insurance companies. The Senior Notes carry an interest rate of 6.69% and are due July 31, 2008. In addition, the Company used a portion of the proceeds to repay the existing $8 million balance of its bank line of credit and the $3.7 million balance of its 9.5% Scottish Development Agency building loan and replaced its $20 million bank line of credit with a new $20 million line of credit with more favorable interest rates. The new $20 million line of credit carries a commitment fee of .20% per year on the unused portion and expires on July 31, 2003.


                  PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF MATERIAL CHANGES IN RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURE," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD-LOOKING STATEMENTS ARE IDENTIFIED BELOW. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

RESULTS OF OPERATIONS

REVENUE. Revenue for the third quarter of fiscal 1998 was $67.4 million, an increase of $7.4 million or 12% over revenues of $60.0 million in the third quarter of fiscal 1997. Revenue for the first nine months of fiscal 1998 was $185.1 million, an increase of $25.9 million or 16% over revenues of $159.2 million in the first nine months of 1997. The quarter and year-to-date revenue increase was heavily impacted by increased sales in the Company's telecommunications markets ($10.0 million increase in the third quarter of 1998, $29.5 million increase for the first nine months of 1998) offset by decreased sales in the Company's office automation markets ($1.7 million decrease in the third quarter of 1998, $4.1 million decrease for the first nine months of 1998) and decreased sales by the Company's 60% owned subsidiary, Flex Products, Inc. ($1.4 million decrease in the third quarter of 1998, $599,000 decrease for the first nine months of 1998). Sales in the Company's display markets decreased slightly in the third quarter of 1998 by $172,000 and increased $1.0 million for the first nine months of 1998. All of the sales increases and decreases were primarily due to changes in volume.

The increase in telecommunications sales is due to the Company's participation with JDS FITEL Inc. (JDS) in the growing market for wavelength division multiplexers (WDM's).

GROSS PROFIT. Gross profit for the third quarter of fiscal 1998 was $22.9 million, or 34.0%, of revenue compared to $19.8 million, or 33.0%, of revenue for the third quarter of fiscal 1997. Gross profit for the first nine months of fiscal 1998 was $61.9 million, or 33.5%, of revenue compared to $54.0 million, or 33.9%, of revenue for the first nine months of fiscal 1997. The fiscal 1998 third quarter gross profit percentage increase is primarily due to manufacturing efficiencies which resulted in increased throughput.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the third quarter of 1998 were $4.2 million compared to $3.9 million in the third quarter of 1997. Research and development expenditures for the first nine months of 1998 were $12.1 million compared to $10.5 million for the first nine months of 1997. The quarter and year-to-date 1998 dollar increases are consistent with increased revenues and are primarily due to the development of new products for the telecommunication and display markets.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the third quarter of fiscal 1998 were $12.1 million, an increase of $1.4 million, or 13%, from selling and administrative expenses of $10.8 million for the third quarter of fiscal 1997. Selling and administrative expenses for the first nine months of fiscal 1998 were $32.8 million, an increase of $968,000, or 3%, from selling and administrative expenses of $31.8 million for the first nine months of fiscal 1997. The year-to-date 1998 increase was due to increased legal expenses of approximately $1.8 million and increased selling and administrative expenses in Asia of approximately $700,000 offset by decreased selling expenses in the U.S. and Europe of approximately $1.5 million. The third quarter and year-to-date legal expense increases resulted from the BASF and OCA litigation discussed below. The year-to-date increase in expenses in Asia resulted from a full nine months of expense versus 6 months of expense in the corresponding period of 1997. The year-to-date decrease in selling expenses in the U.S. and Europe resulted from rearrangement of Company resources to reduce costs.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $200,000 in the third quarter of 1998, $232,000 in the third quarter of 1997, $598,000 for the first nine months of 1998 and $712,000 for the first nine months of 1997 primarily resulting from amortization of goodwill.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in
revenue, gross profit and operating expenses, the Company's income from operations was $6.4 million for the third quarter of fiscal 1998 compared to $4.8 million for the third quarter of fiscal 1997 and $16.5 million for the first nine months of 1998 compared to $11.0 million for the first nine months of 1997.

INTEREST INCOME AND EXPENSE. Interest income for the third quarter of fiscal 1998 was $117,000 compared to interest income of $78,000 for the third quarter of fiscal 1997. Interest income for the first nine months of fiscal 1998 was $282,000 compared to $335,000 for the first nine months of 1997. Interest expense, net of capitalized interest, for the third quarter of 1998 was $796,000 compared to $1.0 million for the third quarter of fiscal 1997. Interest expense, net of capitalized interest, for the first nine months of 1998 was $2.5 million compared to $3.1 million for the first nine months of 1997. Capitalized interest for the third quarter of 1998 was $158,000 compared to $79,000 for the third quarter of fiscal 1997. Capitalized interest for the first nine months of 1998 was $506,000 compared to $118,000 for the first nine months of 1997.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 39.4% for the third quarter of 1998 and 39.2 % for the first nine months of 1998 compared to 40.0% for the comparative periods of 1997. The change in the effective tax rate is primarily due to the recognition of benefit from foreign sales corporations. Minority interest was $32,000 in the third quarter of 1998 and $587,000 for the first nine months of 1998 compared to $350,000 for the third quarter of 1997 and $529,000 for the first nine months of 1997. Minority interest represents the share of net income of Flex Products accruing to its 40% stockholder and the portion of operating results of OCLI Asia attributable to its Japanese partner. The third quarter 1998 decrease is due to losses at OCLI Asia.

NET INCOME APPLICABLE TO COMMON STOCK. The Company had net income applicable to common stock of $3.4 million, or $.27 per share on a diluted basis, for the third quarter of fiscal 1998 compared to $1.9 million, or $.17 per share on a diluted basis, for the third quarter of fiscal 1997. The Company had net income applicable to common stock of $7.8 million, or $.66 per share on a diluted basis, for the first nine months of 1998 compared to $3.8 million, or $.36 per share on a diluted basis, for the first nine months of 1997.

In 1998, the Company implemented Statement of Financial Accounting Standards No. 128, which requires dual presentation of basic and diluted earnings per share. Basic earnings per share do not reflect the dilution of common stock equivalents such as stock options and warrants. Diluted earnings per share include potential dilution of convertible securities, stock options and warrants. The earnings per share presentation for 1997 was restated to reflect this change.

LITIGATION

In July of 1996, SICPA Holding, S.A. filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between the Company and SICPA. In 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA to provide for more attractive scheduled pricing discounts on higher volume purchases and to change the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loan from SICPA.

In 1997, Optical Corporation of America (OCA) and certain of its directors and officers (Affiliates) commenced suit against the Company. The complaint arises out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would acquire OCA. The complaint seeks damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company has filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and seeking damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. The Company does not believe that this litigation will have any material adverse effect on its future operating results or financial condition.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requested that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also sought damages for the infringement, including treble damages if the infringement is intentional. Both BASF companies requested that they be awarded their attorney's fees and costs. In August 1998, a settlement agreement was reached under which both BASF companies will pay Flex Products a future royalty for the right to use Flex patents within a limited color range in the field of commercial paints and excluding use in inks.

IMPACT OF FOREIGN OPERATIONS, EXPORT SALES, FOREIGN CURRENCY AND HEDGING

The Company has significant investments in Germany, Scotland and Japan. Changes in the value of those countries' currencies relative to the U.S. dollar is recorded as direct charges or credits to equity. The Company also has manufacturing operations in Germany, Scotland and Japan and sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, a significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors.

The Company does, from time to time, enter into purchase, sales or debt arrangements denominated in currencies other than its functional currency which exposes the Company to currency risk on open receivable and payable balances. The Company is also exposed to exchange risk on open intercompany balances that some of the foreign subsidiaries have with the Company and other of its subsidiaries. The Company will, from time to time, enter into currency contracts (such as forwards or options) in order to manage the currency risk on open balances or commitments. See FINANCIAL DERIVATIVES AND HEDGING TRANSACTIONS below.

For the first nine months of 1998, 25% of the Company's consolidated sales constituted sales to customers in Europe and 13% of the Company's consolidated sales constituted sales to customers in Asia. During 1998, the Company has experienced an overall decline in sales mix from sales to customers in Europe (from 35% of consolidated sales for the first nine months of 1997 to 25% for the first nine months of 1998), and a decline in sales mix from sales to customers in Asia (from 14% of consolidated sales for the first nine months of 1997 to 13% for the first nine months of 1998). The Company attributes the decline in the European and Asian sales mix to a higher volume of telecommunications revenues as a percentage of total revenues. Due to the Company's investments in Europe and Asia and the geographic mix of the Company's sales, changes in economic conditions in Europe and Asia could materially affect the Company's future operations.

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

In the first nine months of 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $3.9 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as a net reduction or increase to interest expense over the life of the loan.

In June 1998, the Financial Accounting Standards Board issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of the Company's fiscal year 2000 with earlier application encouraged. As the Company's existing derivative contracts and derivative contract policies require that cash flows under financial derivatives match cash flows under existing firm commitments, the Company does not expect adoption of FAS 133 to affect its results of operations or cash flows but, as the statement requires separate presentation of the fair value of derivative instruments, the Company's Statement of Financial Position will be affected by adoption of the statement.

FINANCIAL CONDITION

In fiscal 1998, the Company's cash and short-term investments decreased by $2.0 million. $11.6 million was invested in plant and equipment, $5.0 million was used to pay down debt, $1.6 million was used to pay dividends and $2.6 million was used to purchase a portion of Flex Products' working capital loan from SICPA. These expenditures were offset by $11.1 million of cash generated by operations, stockholder investments of $6.9 million and working capital loans from SICPA to Flex Products of $800,000.

In fiscal 1998, the Company's working capital, excluding cash and short-term investments increased $2.7 million, primarily due to increased accounts receivable ($2.2 million) and increased inventories ($4.8 million) offset by increased current liabilities of $4.7 million. Approximately half of the increase in inventories results from inventory increases in anticipation of new product demand. The remaining inventory increase and the accounts receivable increase is due to increased sales and bookings in 1998. The increase in current liabilities is due to current maturities of long-term debt of $7.0 million offset by decreases in other current liabilities of $2.3 million.

During the second quarter of 1998, the remaining outstanding shares of 8% Series C Convertible Redeemable Preferred Stock were converted into 599,000 shares of common stock of the Company.

In August 1998, the Company announced the sale of $30 million in Senior Notes to a group of insurance companies. The Senior Notes carry an interest rate of 6.69% and are due July 31, 2008. In addition, the Company used a portion of the proceeds to repay the $8 million balance of its bank line of credit and the $3.7 million balance of its 9.5% Scottish Development Agency building loan and replaced its bank line of credit with a $20 million syndicated revolving credit facility with more favorable interest rates. The Company intends to pay down other higher interest rate credit facilities and to use the remaining proceeds for general business purposes.

Management believes that the cash on hand at July 31, 1998, cash anticipated to be generated from future operations, cash generated from the refinancing transaction described above and the available funds from revolving credit arrangements will be sufficient for the Company to meet its near-term working capital needs, capital expenditures, debt service requirements and payment of dividends as declared for at least the next twelve months.

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

The Company has identified its Year 2000 risk in three categories: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by customers and suppliers.

INTERNAL BUSINESS SOFTWARE. During 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an Enterprise Resource Planning System (ERP System) which the software vendor has indicated is Year 2000 compliant. The total estimated hardware, software and installation cost of the ERP System is $3.7 million of which $3.3 million has been spent to date. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for
July 31, 1999.   Based on this schedule, the Company expects to be in
full compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company feels there is some risk that the system will not be implemented before Year 2000. Those plans include adapting some of the Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company is in the data gathering phase with regard to non-financial software and imbedded chip technology and is currently gathering data to assess the impact of the Year 2000 on its non-financial systems such as manufacturing equipment, security equipment, etc., with Year 2000 compliance scheduled for April 30, 1999. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1996

Except for historical information contained in this report, matters discussed in this report are forward-looking statements that involve risks and uncertainties. Actual results may vary significantly based on a number of factors including, but not limited to, product development, commercialization and technological difficulties, manufacturing costs and yield issues associated with initiating production at new facilities, the impact of competitive products and pricing, changing customer requirements, the change in economic conditions of the various markets the Company serves and Year 2000 issues.



                     INDEPENDENT ACCOUNTANTS' REVIEW


The July 31, 1998 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 31, 1998, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 1998 and July 31, 1997 and the related condensed consolidated statement of stockholders' equity for the nine-month period ended July 31, 1998.
These financial statements are the responsibility of the Company's management. We were furnished with the report of other accountants on their review of the interim financial information of Flex Products, Inc. (a consolidated subsidiary), for the three-month and nine-month periods ended July 31, 1997, whose total revenues constituted 20% and 18% of consolidated total revenues for the three and nine-month periods ended July 31, 1997.

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

Based on our review and the report of other accountants for the 1997 periods, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

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



Deloitte & Touche LLP
San Jose, California
August 19, 1998


INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors
and Stockholders of
Flex Products, Inc.
Santa Rosa, California

We have reviewed the statements of operations and cash flows of Flex Products, Inc. for the three-month and nine-month periods ended August 2, 1997. These financial statements are the responsibility of the Company's management.

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

The balance sheet of Flex Products, Inc. as of November 2, 1997 (not included herein) was audited by us, and we expressed an unqualified opinion on it in our report dated November 26, 1997, but we have not performed any auditing procedures since that date.


KPMG Peat Marwick LLP
San Francisco, California

August 15, 1997



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material changes in legal proceedings since those reported in Registrant's Form 10-K for the year ended October 31,1997.

ITEM 2.  CHANGES IN SECURITIES

         No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No disclosure required.

ITEM 5.  OTHER INFORMATION

         No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       (4.0)*  Credit Agreement dated as of July 31, 1998 among the
                 Registrant, Bank of America National Trust and Savings Association, as Agent, Letter of Credit Issuing Bank and The Other Financial Institutions Party Thereto.

2.       (4.1)*  Form of Note Purchase Agreement dated as of July 30, 1998 for the private placement of $30 million of 6.69% Senior Notes due July 31, 2008 with Modern Woodman of America, American Life and Casualty Insurance Company, Massachusetts Mutual Life Insurance Company, Baystate Health Systems, Inc. and Principal Life Insurance Company.

3.       (11)*   Computation of earnings per share for the three and nine
                 month periods ended July 31, 1998 and 1997.

4.       (15)*   Letter of Deloitte & Touche LLP regarding unaudited
                 interim financial information.

5.       (15.1)* Letter of KMPG Peat Marwick LLP regarding unaudited interim financial information of Flex Products, Inc.

6.       (27)*   Financial Data Schedule for the three months ended
                 July 31, 1998.

Reports on Form 8-K filed for the three months ended July 31, 1998

          None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OPTICAL COATING LABORATORY, INC.



September 14, 1998
Date                      By:    /s/CRAIG B. COLLINS
                          --------------------------------------
                          Craig B. Collins,
                          Vice President, Finance
                            and Chief Financial Officer