Form 10-K
period 1998-10-31
OPTICAL COATING LABORATORY INC
filed 1999-01-29
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
Mark one
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended OCTOBER 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to
                                    ----------    ----------



                     OPTICAL COATING LABORATORY, INC.
           (Exact name of registrant as specified in its charter)

                       COMMISSION FILE NUMBER 0-2537
DELAWARE                                                           68-0164244
--------                                                           ----------
(State or other jurisdiction of                       (IRS Identification No.)
incorporation or organization)

2789 NORTHPOINT PARKWAY, SANTA ROSA CALIFORNIA                     95407-7397
----------------------------------------------                     ----------
(Address of principal executive offices)                           (Zip code)

    Registrant's telephone number, including area code: (707) 545-6440
                                                        --------------



     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       COMMON STOCK, $.01 PAR VALUE
                       ----------------------------
                           (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At December 31, 1998, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $234.2 million.

At December 31, 1998, there were 12,196,558 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held April 1, 1999 are incorporated by reference into
Part III of this Form 10-K.

The Exhibit index appears on Pages 49-51.



             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                    INDEX TO ANNUAL REPORT ON FORM 10-K
                FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

         PART I
Item 1.  Business.....................................................   3
Item 2.  Properties...................................................  10
Item 3.  Legal Proceedings............................................  11
Item 4.  Submission of Matters to a Vote of Security Holders and
         Executive Officers of the Company............................  12

         PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters......................................................  14
Item 6.  Selected Financial Data......................................  14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................  15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...  20
Item 8.  Consolidated Financial Statements and Supplemental Financial
         Information..................................................  23
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  48

         PART III
Item 10. Directors and Executive Officers of the Registrant...........  48
Item 11. Executive Compensation.......................................  48
Item 12. Security Ownership of Certain Beneficial Owners and
         Management...................................................  48
Item 13. Certain Relationships and Related Transactions...............  48

         PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.....................................................  48


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

                                  PART I
ITEM 1. BUSINESS

GENERAL

Optical Coating Laboratory, Inc., together with its consolidated subsidiaries (the "Company"or "OCLI"), is the world's largest independent manufacturer of optical thin film coated components used to manage light.
At its Company-owned and leased facilities located in Santa Rosa, California, Goslar, Germany, Hillend, Scotland and Isehara, Japan, OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers (OEMs) of optical and electro-optical systems and sells its Glare/Guard(R) brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. The Company also manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Precision molded plastic optics allow for the production of aspheric surfaces, have significant cost advantages over similar products made with glass, improve impact resistance and offer a substantial weight advantage over glass components.

Flex Products, Inc. ("Flex" or "Flex Products"), which was a 60% owned subsidiary of the Company until December 22, 1998 when the Company purchased the minority shareholder's interest, manufactures thin film coatings on plastic film using a proprietary vacuum deposition technology on large-scale, high-speed roll coating equipment developed by OCLI in the 1980's. Flex's principal product, optically variable pigment (OVPtm), was invented by the Company and is used primarily as a security and anti-counterfeiting measure on the currencies of over 55 countries around the world to prevent counterfeiting, including the U.S. $100, $50 and $20 bills. Flex also markets its patented ChromaFlair(R) light interference pigments to decorative paint markets for use in automotive paints and other consumer products and manufactures and sells energy efficient window film used for residential, commercial and automotive energy conservation.

Through a contractual arrangement with JDS FITEL Inc. (JDS), a publicly held Canadian company, OCLI produces optical filters for use in dense wavelength division multiplexing (WDM) products that are marketed and distributed by JDS. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition. WDM is the simultaneous transmission of information on different wavelengths along the same optical fiber and is one of the alternative technologies available to telecommunications network providers to satisfy the demand for increased transmission capacity resulting from the growing use of new services such as the Internet, video and other forms of data transmission. WDM components are the key elements in fiber optic systems that facilitate transmission using different wavelengths. Precision thin film optical filters are one of the elements in a WDM component that permit wavelength discrimination.

The Company operates a fully integrated coating facility, with additional optical fabrication capability, at its wholly owned subsidiary in Hillend, Scotland. From this platform, the Company markets a broad array of coated products with applications in commercial, scientific and military markets and performs research and development under scientific and U.K. Ministry of Defense sponsorships.

Through its subsidiary in Japan, OCLI Asia, K.K., (OCLI Asia) the Company fabricates and distributes front surface mirrors and anti-reflection panels; distributes optical filters for satellites, dichroic filters and other products; and provides applications engineering support for customers in Japan. During 1998, the Company purchased the minority shareholder's interest in OCLI Asia bringing its ownership to 100%. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

Until November 1998, through its MMG Division in Goslar, Germany, the Company operated fully integrated precision glass fabrication operations with capability for sawing, machining, heat-treating, chemical-treating, silk screening and etching of glass products to customer specifications. In November 1998, Glas-Trosch GmbH, a privately held glass company in Switzerland purchased the operating assets and the business of MMG. See interest in OCLI Asia bringing its ownership to 100%. See Note 3 of Notes to Consolidated Financial Statements and INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company has significant investments in Scotland and Japan. Changes in the value of those countries' currencies, relative to the U.S. dollar, are recorded as direct charges or credits to equity. In addition to the manufacturing operations in Scotland and Japan, the Company also has sales presence in Germany, France, Spain, the United Kingdom, and Asia. A significant weakening of the currencies in Europe or Asia, in relation to the U.S. dollar, could reduce the reported results of those operations. In addition, a significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors

MARKETS AND PRODUCTS

TELECOMMUNICATIONS. OCLI produces state-of-the-art optical bandpass filters for use in wavelength division multiplexing (WDM) products that allow simultaneous transmission of many telephone signals on a single optical fiber. WDM is one of the alternative technologies available to telecommunications network providers to satisfy the demand for increased transmission capacity resulting from the growing use of new services such as the Internet, video and other forms of data transmission. WDM components are the key elements in fiber optic systems that facilitate transmission using different wavelengths. Precision thin film optical filters are one of the key elements in WDM components that permit wavelength discrimination. OCLI's filters are marketed and distributed through a contractual arrangement with JDS FITEL Inc.

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

DISPLAY. The Company is a leading supplier of anti-reflection coatings to OEMs for use on computer terminals and other cathode ray tube displays, flat panel displays, liquid crystal displays (LCDs), touch panel displays and similar applications, to improve the visibility of the information displayed by reducing glare from reflected light while optimizing the transmission of light from the display. The coatings are produced in several configurations to meet varied customer requirements, including as laminates with conductive qualities to reduce electromagnetic and electrostatic discharge.

The Company also produces ergonomic enhancement products that are sold in the computer end-user market under its GlareGuard(R) brand and on a private label basis. The filters provide viewing comfort and health and safety protection for computer users by improving the visibility of the information displayed on computer display monitors.

The Company also manufactures a variety of components used in projection display products, such as front surface mirrors used in large screen projection televisions and dichroic color filters used in LCD and digital light processing projector systems.

SECURITY PRODUCTS. Through Flex Products, the Company manufactures and markets optically variable pigment (OVPtm) used in currency printing as an anti-counterfeiting measure. Flex Product's largest customer for OVPtm is SICPA Holding S.A., one of the world's leading manufacturers of printing inks. Currently, over 55 countries, including the United States, have adopted the use of ink made with OVPtm in the printing of currency and other valued documents.

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

MANUFACTURING

The Company's initial growth came from the development of high-precision coated products for use primarily in defense and aerospace applications and in sophisticated analytical equipment. These types of coated products are produced by relatively costly batch processes and continue to represent a portion of the Company's revenues. From this base, the Company has expanded into commercial markets by designing and fabricating continuous coating equipment capable of producing a high volume of relatively less complex products at lower unit costs. This large-scale equipment enables the Company to serve broad commercial markets with many of its products.

The Company has developed many of its thin film coating processes and has designed, fabricated or significantly customized most of the coating equipment used in production, including its continuous coaters, batch coaters and high speed roll-to-roll coaters. The Company believes its ability to design and build this specialized equipment, and its ability to develop proprietary process technologies, has been an important factor in enabling it to compete successfully. Consequently, the Company maintains an extensive array of thin film coating equipment, glass fabrication equipment, metrology equipment and precision injection molding equipment to meet customer requirements for coated products, fabricated glass components and molded plastic optics components.

The Company employs various coating processes which it has developed and established over many years including batch coating by evaporation as its historic coating process and batch coating by reactive metal mode sputtering as a proprietary, patented process. The Company employs similar evaporation and sputtering processes in its continuous, in-line coating systems. Flex Products also employs proprietary evaporation processes and sputtering in its high-speed, roll-to-roll coating systems. The Company and its subsidiary operations have extensive auxiliary material preparation and glass fabrication equipment in place which allow the Company to produce a broad array of coated glass and plastic components and coated products for a wide variety of applications.

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

Through its precision polymer optics operation, whose core technology was purchased in fiscal 1995, the Company manufactures precision injection molded plastic optical components. Precision injection molded products allow for the production of aspheric surfaces, have significant cost advantages over similar products made with glass, improve impact resistance and offer a substantial weight advantage over glass components.

RESEARCH AND DEVELOPMENT

The Company devotes substantial resources to research and development in order to develop new and improve existing thin film products, processes and manufacturing equipment. As a result, the Company has developed a technological leadership position in the thin film coatings industry and customers rely on the Company's thin film products and integration services expertise.

The Company is developing new wavelength division multiplexing (WDM) products and processes to expand the information carrying capability of fiber optic telecommunication networks. The emerging opportunities in this rapidly growing market require extremely high precision interference coating deposition technology combined with advanced fiber optic assembly and testing technology.

The Company's research and development efforts also include the development of products for the projection display market, including color separation filters and various components for optical systems; working with certain customers to provide optical systems and thin film design capabilities for the display, telecommunications and instrumentation markets; the development of competitive coating processes for optical components to meet high component volume requirements; and the development of high yield processes for complex coatings and high volume assembly capabilities. The Company continues in its ongoing efforts to reduce and eventually eliminate coating and cleaning materials that may be hazardous to the environment.

Flex Products' major research and development effort has been focused on the integration of state of the art coating processes and the development of new optically variable products with lower unit costs in order to allow for greater penetration of the decorative pigment markets currently being served by the Company.

Company funded research and development expenditures totaled $17.1 million, $14.9 million and $11.7 million, or 6.7%, 6.8% and 6.2% of revenues, during fiscal years 1998, 1997, and 1996.

PATENTS AND LICENSES

The Company believes its proprietary technology, its trade secrets and its patents are of considerable value to its business. The Company believes that its patents demonstrate and support its technological leadership position, safeguard its competitive position and support existing and potential sales volume.

The Company has 56 patents and 30 patent applications in the United States that cover materials, processes, products and production equipment. The Company also has patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for the Company's various patents range from 1999 to 2017. Flex Products currently has 48 patents and 181 new patent applications pending that are separate from the Company's patents. Expiration dates for Flex Products' patents range from 1999 to 2017. Flex Products also has patents and patent applications pending in various foreign countries covering the same technology.

Patents expiring in fiscal years 1999 through 2001 do not encompass technologies in which the Company is enjoying competitive advantage. The Company, therefore, does not expect expiration of those patents to materially affect its results of operations or financial condition.

TECHNOLOGY LICENSING

The Company selectively licenses its coating technology to other companies, primarily for integrated, mass production applications that the Company would not otherwise be able to provide as a manufacturer in the ordinary course of its business. During each of the past five years, these licenses, together with sales of equipment built for licensees in support of the licenses, have not constituted greater than 10% of the Company's consolidated revenues.

MARKETING

The Company has established strong, long-term customer relationships and serves a wide range of markets, including leading manufacturers of telecommunications equipment, security ink, computers, photographic equipment, copier products, medical instruments, home entertainment products, and space and defense systems.

The Company's products are sold by its sales organizations, headquartered in Santa Rosa, California and Scotland, which communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. The Company has regional sales offices in several major cities throughout the United States and in Germany, France, Spain, the United Kingdom and Japan. The Company has established sales representative offices in other Asian countries to provide more integrated marketing and sales support in these regions.

With the exception of its GlareGuard(R) product line, the Company markets most of its standard, high volume coated products and fabricated glass components to OEMs. Its customized, technically sophisticated products are also marketed to OEMs in addition to defense and aerospace contractors. The Company exports some of its products to major distributors who perform product conversion and other value-added process steps before resale. The Company's GlareGuard(R) product line is marketed through distributors and dealers directly to end-users.

Flex Products sells into several significant markets with a small, technically oriented sales organization supported by operations and engineering personnel in a sales team approach.

The Company's ten largest customers accounted for 55%, 42% and 36% of its revenues in 1998, 1997 and 1996. JDS, the Company's largest customer in 1998, accounted for approximately 21% of revenues in fiscal 1998. SICPA, the Company's largest customer in 1997 and 1996 accounted for 14% of total sales in 1998 and 1997 and 13% of total sales in fiscal 1996. Because relatively few customers account for a substantial portion of the Company's sales, the loss of their business could have a material adverse effect on the Company's operating results. However, the Company believes that it has the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products.

Foreign sales, primarily in Europe and Asia, for fiscal years 1998, 1997, and 1996, represented 59%, 56% and 48% of revenues. Sales by the Company's wholly owned subsidiary in Scotland represented 5% of revenues for fiscal years 1998, 1997 and 1996. Sales by the Company's wholly owned subsidiary in Germany represented 6%, 8% and 13% of revenues for fiscal years 1998, 1997 and 1996. Sales by these subsidiaries were primarily to customers in European countries. In November 1998, after the end of fiscal year 1998, the Company sold the operating assets of its German subsidiary. See Note 3 of the Notes to Consolidated Financial Statements.

Sales by the Company's subsidiary in Japan, which began operations in the second quarter of 1997, represented 6% and 4% of revenues for fiscal years

1998 and 1997. Sales of this subsidiary were primarily to customers in Asia.

Export sales by U.S. operations to Canada and Latin America (primarily sales to Canada) were 21%, 9% and .1% of sales in 1998, 1997 and 1996. Export sales by U.S. operations to Asia Pacific Countries (primarily Asian countries) were 11%, 13% and 13% of sales in 1998, 1997 and 1996. Export sales by U.S. operations to Europe, Middle East and Africa (primarily sales to Europe) were 16%, 21% and 17% of sales in 1998, 1997 and 1996.

Currency fluctuations and economic factors in Canada, Europe and Asia could materially affect the Company's future sales and results of operations.

Sales of products to the federal government, primarily under subcontracts, accounted for 4%, 6% and 9% of revenues for the fiscal years 1998, 1997, and 1996. The Company's cost-plus-fixed fee (CPFF) government contracts for fiscal years 1998, 1997 and 1996 are subject to pending governmental audit review. The audits entail, primarily, a review of costs and expenses charged to government contracts with the focus on potential adjustments to the allocation of general and administrative expenses. General and administrative expense allocations to CPFF contracts were $153,000 for 1998, $274,000 for 1997, and $796,000 for 1996. The Company does not expect pending governmental audits to result in adjustments that will have a material impact on future operating results.

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

In the Company's precision polymer optics operation, the primary raw material used is high quality granular polycarbonite plastic base stock that the Company procures from one principal supplier. Although the Company has experienced price increases for this raw material, and there is currently product supply allocation, it has been able to maintain its supply because of the long-term customer relationship with the supplier.

Flex Products uses significant quantities of plastic film and inorganic coating materials in the manufacture of its products. There is more than one supplier for both materials, and Flex Products has not experienced production interruptions due to a shortage of raw materials.

SEASONALITY

The Company's business is not seasonal in any material sense. For the last five fiscal years, the Company has shut down significant portions of its operations between Christmas and New Year's Day. As a result, during the last five fiscal years, normally scheduled workdays for the first fiscal quarter have averaged 56 compared to an average of 64 for the other three fiscal quarters. Nonetheless, the Company generally has sufficient manufacturing capacity and the ability to schedule additional production shifts to meet its customers' shipment requirements in any period of the year.

BACKLOG

The Company's backlog of orders at the end of each of the last three fiscal years ended October 31, 1998, 1997 and 1996 was as follows:

                          1998        1997        1996
                          ----------------------------
                                  (In Millions)
                         $80.6       $62.2       $51.6

All orders in backlog at October 31, 1998 are scheduled for shipment during 1999. The amount of backlog at October 31, 1998 represents only a portion of anticipated sales in 1999, with new orders historically comprising the major portion of sales in a fiscal year.

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

The Company's competitors include several private companies whose sales of coated products are believed to be considerably less than the Company's, as well as coating operations that comprise only a portion of the total business of other companies. The Company believes none of these competitors have the wide array of technologies or coating capabilities available at OCLI.

The Company has a large number of domestic and foreign competitors for its GlareGuard(R) anti-glare optical filters. Companies that purchase coated glass and assemble and sell filters in competition with the Company include Fellows, Polaroid, ACCO and 3M. The Company is the world's largest manufacturer of anti-reflective optical filters, as measured by total number of units produced, manufacturing filters for both GlareGuard(R) products and private label distributors. GlareGuard(R) is one of the most recognized brand names in its market, both domestically and internationally.

Flex Products' position in its major market is technologically proprietary and patent protected. In this market, and in the remainder of its business, Flex Products competes through product innovation and customer service. Flex's competitors include companies offering competing products representing alternative technical approaches to meet given market needs.

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

EMPLOYEES

At October 31, 1998, the Company, including Flex Products, had 1,554 employees of whom 1,257 were employed domestically, 117 were employed by the Company's operations in Hillend, Scotland; 122 were employed by the Company's OCLI/MMG Division in Goslar, Germany; 16 were employed in the Company's sales and administrative offices in Europe and 42 were employed by OCLI Asia in Japan. In November, 1998, the Company sold the operating assets of its OCLI/MMG Division. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition. At that time, the employees of OCLI/MMG became employees of Glas-Trosch GmbH, a privately held company in Switzerland.

The Company has not experienced work stoppages due to labor difficulties. The Company believes its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements.

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

JOINT VENTURES, INVESTMENTS, ACQUISITIONS AND DIVESTITURES

Information regarding joint ventures, investments, acquisitions and divestitures is included in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition and in Note 7 to the

Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Year 2000 risk in three components: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by customers and suppliers. See IMPACT OF YEAR 2000 in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

ENVIRONMENTAL

In 1988, the Company discovered ground water contamination at its facilities in Santa Rosa, California. With the assistance of its environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board, the Company established a program for reducing contaminant concentration levels to acceptable federal and state levels. In prior years, the Company recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. The Company spent $0, $0, and $228,000 in fiscal years 1998, 1997 and 1996 for drilling, extraction and monitoring wells, which were charged against those accruals. In addition, the accrual was reduced by a total of $200,000 in 1997 and 1996 as a result of approval of the Company's final remediation plan by the California Regional Water Quality Control Board. Ongoing ground water remediation expenses, and the cost of compliance with environmental standards for years 1996 through 1998, have not been material to the operations of the Company, and the Company does not expect them to be material in the future.

ITEM 2.   PROPERTIES

The Company's corporate headquarters and principal manufacturing and research and development facilities are located on a Company-owned campus in Santa Rosa, California. The site consists of approximately 75 acres of land of which approximately 53 acres are occupied by existing operations, with the remaining 22 acres currently held available for development or sale. The site is within an industrial park area and is served by well-developed road access and utilities. In addition, the Company leases offices for its sales personnel located in various cities in the U.S., Europe and Asia.

The following table sets forth certain information concerning the Company's principal facilities.
                 NO. OF  LEASED/    TOTAL   SITE
LOCATION         BLDGS.  OWNED      SQ. FT. (ACRES)      USE
==========================================================================
Santa Rosa, CA     12    Owned(1)   490,000  75  Optical Coating Laboratory,
                                                 Inc. and Flex Products, Inc.
                                                 corporate offices, manufac-
                                                 turing, engineering and
                                                 research and development
                                                 facilities

Santa Rosa, CA      1    Leased      23,000  --  OCLI Precision Polymer
                                                 Optics administrative offices
                                                 and manufacturing facilities

Santa Rosa, CA      1    Leased      74,000  --  Warehousing facilities

Hillend, Scotland   1    Owned(2)    56,000  16  OCLI Optical Coating
                                                 Laboratory, Ltd. adminis-
                                                 trative offices, manufac-
                                                 turing and research and
                                                 development facilities

Hillend, Scotland   1    Leased       9,000  --  OCLI Optical Coating
                                                 Laboratory, Ltd. warehousing

Isehara, Japan      2    Leased         794  --  OCLI Asia, Ltd. adminis-
                                                 trative offices and manu-
                                                 facturing facilities

(1) During fiscal 1996, the Company entered into two mortgage loan agreements in the amount of $2.6 million and $3.0 million, respectively. The land and buildings of two newly constructed manufacturing and office buildings located on the Company's Santa Rosa, California campus collateralized the loans. The term of each non-recourse loan is 15 years, with fixed interest rates of 8% and 7.5%, respectively. Payments of principal and interest for the loans are $25,000 and $28,000 per month, respectively.

(2) The facility occupied by OCLI Optical Coating Laboratory, Ltd. (OCLI Ltd.) in Scotland was constructed for the subsidiary by the Scottish Development Agency (SDA). The facility consists of a manufacturing and office building on a 16-acre site in an industrial park area. During fiscal 1998, the Company paid off the remaining balance of the $3.9 million mortgage held by SDA.

Until November 1998, the Company's MMG division occupied two manufacturing buildings and two office buildings in Goslar, Germany. In November 1998, the manufacturing buildings and one of the office buildings were sold and the other office building is being held for sale.

Management believes that the Company's facilities are adequate for its current level of business and the near-term growth requirements of the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

Over the past several years, the Company has been engaged in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by the U.K. companies, Pilkington PE Limited and Pilkington PLC. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. In October 1998, the Company settled the claim for approximately $850,000, most of which had been accrued in previous periods.

On March 17, 1997, Optical Corporation of America (OCA) and certain of its directors and officers (Affiliates) commenced suit against the Company in the Superior Court, Middlesex County, Commonwealth of Massachusetts. The complaint arose out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would have acquired OCA. The complaint sought damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and sought damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. In January 1999, after the end of the fiscal year, the Company, OCA and OCA's shareholders settled the litigation. Settlement proceeds, net of applicable legal expenses, approximated $3 million, which will be recorded as revenue in the first quarter of fiscal 1999. In addition to the cash proceeds, the Company will receive $1 million in business transaction value through product purchase discounts or purchase of OCLI products over a period not to exceed three years. Future business opportunities, not expected to affect Company results over the next twelve months, were also included in the agreement.

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between the Company and SICPA. In fiscal 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA. The modification to the License and Supply Agreement provided for more attractive scheduled pricing discounts on higher volume purchases and changed the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loan from SICPA. On December 22, 1998, after the end of the Company's fiscal year, the Company purchased SICPA's 40% interest in Flex Products. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requested that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also sought damages for the infringement, including treble damages if the infringement was intentional. In October 1998, a settlement agreement was reached between Flex Products and both BASF companies under which Flex has agreed to allow BASF to make, use and sell two specific forms of a special effects pigment for use within limited application fields in exchange for a series of payments to be based upon BASF's revenues on the sale of those pigments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

The names, ages and positions of the executive officers of the Company as of January 15, 1999 are listed below, followed by a brief description of their business experience during at least the past five years. Officers are appointed annually by the Board of Directors at the next regularly scheduled meeting of the Board following the Annual Meeting of Stockholders. There are no family relationships among these officers or any arrangements or understandings between any officer and any other person pursuant to which an officer was selected.

NAME                  AGE POSITION                  BUSINESS EXPERIENCE


Charles J. Abbe.......57  President, Chief          Chief Executive
                          Executive Officer         Officer since April
                          and Director              1998; President and
                                                    Director since
                                                    November 1997; Vice
                                                    President and
                                                    General Manager,
                                                    Santa Rosa Division
                                                    from April 1996 to
                                                    November 1997;
                                                    various senior
                                                    management positions
                                                    with Raychem Corporation
                                                    from 1989 to 1996

Craig B. Collins......43  Vice President,           Vice President, Chief
                          Finance and Chief         Financial Officer
                          Financial Officer         since September
                                                    1997; Senior Vice
                                                    President and Chief
                                                    Financial Officer
                                                    from 1994 to 1996,
                                                    Vice President,
                                                    Financial Services
                                                    from 1991 to 1993,
                                                    and various senior
                                                    management positions
                                                    from 1984 to 1990
                                                    with Nestle Beverage
                                                    Company, a division
                                                    of Nestle Corporation

Bryant P. Hichwa......52  Vice President,           Vice President, Research
                          Research and              and Development since
                          Development               December 1997; Director
                                                    Research and Development
                                                    from 1988 to December 1997

Michael A. Kasper.....48  Vice President and        Vice President and
                          General Manager,          General Manager,
                          Aerospace &               Aerospace &
                          Instrumentation           Instrumentation
                          Division                  Division since
                                                    December 1997;
                                                    Director of
                                                    Operations from 1996
                                                    to December 1997;
                                                    manufacturing
                                                    engineering and
                                                    materials management
                                                    positions with
                                                    Procter & Gamble
                                                    from 1972 to 1996

Stephen E. Myers......51  Vice President and        Vice President and
                          General Manager,          General Manager,
                          Information               Information
                          Industries Division       Industries Division
                                                    since December 1997;
                                                    Director, Information
                                                    Industries Business
                                                    Unit from July 1996
                                                    to December 1997;
                                                    various operations
                                                    and finance management
                                                    positions with Raychem
                                                    Corporation from
                                                    1978 to 1996

Kenneth D. Pietrelli..50  Vice President,           Vice President,
                          Corporate Services        Corporate Services
                                                    since June 1993;
                                                    Corporate Materials
                                                    Manager from 1980 to
                                                    1993

James W. Seeser,Ph.D..55  Vice President and        Vice President since
                          Chief Technical           March 1986 and Chief
                          Officer                   Technical Officer
                                                    since November 1993;
                                                    General Manager,
                                                    Advanced Products
                                                    Division from 1987
                                                    to 1989; various
                                                    engineering and
                                                    engineering
                                                    management positions
                                                    from 1983 to 1986

Glenn K. Yamamoto.....47  Vice President and        Vice President and
                          General Manager,          General Manager,
                          Telecommunications        Telecommunications
                          Division                  Division since
                                                    December 1997;
                                                    various product
                                                    line, sales and
                                                    manufacturing
                                                    management positions
                                                    from 1973 to 1997

Joseph Zils...........44  Vice President,           President, Chief
                          Legal Counsel and         Financial Officer
                          Corporate Secretary,      and Director of Flex
                          OCLI; President, Chief    Products, Inc. since
                          Financial Officer         November 1997; Vice
                          and Director, Flex        President of OCLI
                          Products, Inc.            since June 1993;
                                                    Corporate Secretary
                                                    of OCLI since
                                                    December 1993; Legal
                                                    Counsel of OCLI
                                                    since November 1997;
                                                    General Counsel of
                                                    OCLI from 1989 to
                                                    1997

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the definitive Proxy Statement relating to the Company's 1998 Annual Meeting of Stockholders, which information is incorporated herein by reference.


                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS
=================================================

The Company's common stock trades on The Nasdaq Stock Market(sm) under the symbol OCLI. The table below sets forth the high and low prices of the Company's common stock during the two most recent fiscal years ended October 31, 1998 and 1997.

                                  1Q       2Q       3Q       4Q       FY
==========================================================================

1998
  High......................... 15-7/8   15-3/8   19-3/4  17-15/16  19-3/4
  Low.......................... 12-1/2   12-1/2   14-5/8  15- 3/16  12-1/2

1997
  High......................... 11-5/8   11-3/8   14-1/4    13-1/4  14-1/4
  Low..........................  9-1/2    9-3/8    9-3/8    12-1/8   9-3/8


DIVIDEND INFORMATION
--------------------
Since June 1991, the Company has paid a semiannual cash dividend of $.06 per share on its common stock.


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
---------------------------------------------
There were 807 holders of record of the Company's common stock as of December 31, 1998.


ITEM 6.  SELECTED FINANCIAL DATA
================================
Years ended October 31, 1998, 1997, 1996, 1995, and 1994

(Amounts in thousands, except per share amounts)

                                 1998(1)     1997     1996     1995      1994
=============================================================================
Revenues......................  $255,624 $217,829 $189,195 $169,417  $131,780

Net income....................  $  7,339 $  7,125 $  5,196 $  7,391  $  4,604

Net income applicable to
  common stock................  $  7,089 $  6,432 $  4,236 $  6,929  $  4,604

Net income per share, basic...  $    .62 $    .63 $    .44 $    .76  $    .51

Net income per share, diluted.  $    .59 $    .60 $    .41 $    .73  $    .51

Weighted average number of
  shares used to compute basic
  earnings per share..........    11,388   10,191    9,629    9,144     8,975

Weighted average number of
  shares used to compute
  diluted earnings per share..    11,999   10,673   10,301    9,510     9,023

Cash dividend paid on common
  stock.......................  $  1,355 $  1,199 $  1,153 $  1,083  $  1,075

Cash dividend paid per share
  of common stock.............  $    .12 $    .12 $    .12 $    .12  $    .12

Working capital...............  $ 75,130 $ 42,618 $ 38,087 $ 28,015  $ 28,692

Total assets..................  $213,586 $183,493 $172,771 $169,834  $118,879

Long-term debt................  $ 52,373 $ 40,975 $ 45,788 $ 47,267  $ 35,441

Stockholders' equity..........  $102,223 $ 86,963 $ 79,559 $ 73,894  $ 52,037

Common stockholders' equity
  per share...................  $   8.46 $   7.68 $   6.99 $   6.59  $   5.79

Number of employees...........     1,554    1,515    1,362    1,407     1,162

The Company's fiscal year ends on the Sunday closest to the last day in October. See Note 2 of the Notes Consolidated Financial Statments.

(1) In the fourth quarter of 1998, the Company recorded an impairment loss of $8.6 million in connection with the sale of the operating assets of its MMG division and recorded restructuring charges of $586,000 pursuant to a plan of restructuring approved in the fourth quarter of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

THE INFORMATION CONTAINED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND IN ITEM 7A., QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, INCLUDES FORWARD LOOKING STATEMENTS WHICH ARE TYPICALLY IDENTIFIED BY THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FORECASTS," "PLANS," "FUTURES," "STRATEGY," OR WORDS OF SIMILAR IMPORT. VARIOUS IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN THE FORWARD LOOKING STATEMENTS ARE IDENTIFIED BELOW. ACTUAL RESULTS MAY VARY SIGNIFICANTLY BASED ON A NUMBER OF FACTORS INCLUDING, BUT NOT LIMITED TO, PRODUCT DEVELOPMENT, COMMERCIALIZATION AND TECHNOLOGICAL DIFFICULTIES; MANUFACTURING COSTS AND YIELD ISSUES ASSOCIATED WITH INITIATING PRODUCTION AT NEW FACILITIES; THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING; CHANGING CUSTOMER REQUIREMENTS; AND THE CHANGE IN ECONOMIC CONDITIONS OF THE VARIOUS MARKETS THE COMPANY SERVES.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

REVENUES. Revenues for 1998 were $255.6 million, an increase of $37.8 million or 17% over revenues of $217.8 million for 1997. The 1998 revenue increase was due to a $38.6 million revenue increase in the Company's telecommunications markets, a $3.6 million revenue increase by Flex Products, Inc. (Flex Products), a $1.2 million increase in revenues in the Company's aerospace and instrumentation markets and a $300,000 increase in revenues in its display markets. During 1998, sales in these markets constituted 87% of total Company sales. These revenue increases were offset by decreased revenues in the Company's office automation markets, where sales decreased by $5.9 million. During 1998, office automation sales constituted 13% of total Company sales. Much of the decrease in the Company's sales in office automation markets was due to the Company's decision to focus its investments in other markets.

The revenue increase in telecommunications markets is primarily due to participation in the Wavelength Division Multiplexing (WDM) market with JDS Fitel Inc, (JDS). The increase in Flex Products' sales is primarily due to greater shipments of security pigment in 1998.

GROSS PROFIT. Gross profit, as a percent of revenue, was 33.6% in 1998 compared to 34.3% in 1997. The 0.7% gross margin decrease in 1998 was primarily due to increased sales of WDM products which have lower than Company average gross margins.

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1998 were $17.1 million, an increase of $2.2 million, or 15% over research and development expenditures of $14.9 million for 1997. The 1998 increase is primarily due to product and process development for telecommunications products and for new products in the display market.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for 1998 were $43.9 million, an increase of $1.1 million, or 3%, over 1997 selling and administrative expenses of $42.8 million. This increase is primarily due to increases in legal expenses in 1998 primarily associated with a lawsuit with OCA (settled after fiscal 1998) and a patent infringement suit with BASF (settled in fiscal 1998). The Company was the plaintiff in both lawsuits. See ITEM 3, LEGAL PROCEEDINGS.

IMPAIRMENT LOSS. In the fourth quarter of 1998, the Company made the decision to dispose of its manufacturing subsidiary in Germany (MMG) in order to focus more resources in other markets. In connection with negotiation of the sale, independent appraisals were made of the assets and liabilities of MMG and an impairment loss of $8.6 million was recorded to reduce the carrying amount of MMG's assets to fair value net of disposal costs on a liquidation basis. In November 1998, after the end of the fiscal year, Glas-Trosch GmbH, a privately held glass company in Switzerland purchased business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES below.

RESTRUCTURING EXPENSES.   In the fourth quarter of 1998, the Company
finalized and announced to affected individuals, a plan of restructuring for its administrative and sales offices in Europe. In 1998, the Company recorded $586,000 of severance and exit costs associated with this plan of restructuring.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $805,000 in 1998 and $936,000 in 1997, primarily resulting from amortization of goodwill for MMG (prior to disposition) and the Company's precision polymer optics operation.

INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, the Company's income from operations in 1998 was $14.9 million compared to $15.9 million in 1997.

INTEREST INCOME AND EXPENSE. Interest income was $769,000 in 1998 compared to $461,000 in 1997. Net interest expense in 1998 was $3.6 million compared to $4.0 million in 1997. 1998 net interest expense is the net result of interest incurred of $4.3 million net of interest capitalized of $697,000, compared to 1997 interest incurred of $4.2 million net of interest capitalized of $219,000. The higher amount of interest capitalized in 1998 was primarily due to new equipment in process for the manufacture of telecommunications products.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 27.7% in 1998 compared to 37.3% in 1997. The significantly lower than combined federal and state statutory tax rate in 1998 is primarily due to the recognition of tax benefits for prior year losses in Germany that previously had not been tax benefited and were realized upon the sale of MMG. In both 1998 and 1997, the Company recognized the benefit of state tax credits arising from the purchase of new manufacturing equipment and federal and state research credits resulting in a lower than combined federal and state statutory tax rate.

MINORITY INTEREST. In 1998, the Company recorded minority interest of $1.4 million compared to minority interest of $631,000 in 1997. Minority interest represents the share of net income of Flex Products accruing to its 40% shareholder and the portion of the operating results of OCLI Asia
attributable to its Japanese partner.   During 1998, the Company purchased
the share of OCLI Asia owned by its Japanese partner and in fiscal 1999, the Company purchased the remaining 40% interest in Flex Products from its minority shareholder. See INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES below.

NET INCOME. The Company had net income of $7.3 million in 1998 compared to $7.1 million in 1997. Dividends of $250,000 in 1998 and $693,000 in 1997
were accrued on outstanding Convertible Redeemable Preferred Stock. The 1998 preferred dividend decrease was due to the conversion of the remaining shares of Convertible Redeemable Preferred Stock into 599,000 shares of Company common stock during 1998.

FISCAL 1997 COMPARED TO FISCAL 1996

REVENUES. Revenues for 1997 were $217.8 million, an increase of $28.6 million or 15% over revenues of $189.2 million for 1996. The 1997 revenue increase was due to a $25.0 million revenue increase in the Company's telecommunications markets, a $6.2 million revenue increase in its office automation markets and a $9.2 million increase in sales by Flex Products, Inc. (Flex Products) of optically variable pigment. During 1997, sales in these markets totaled 53% of total Company sales. These revenue increases were partially offset by decreased revenues in the Company's display markets, where sales decreased by $4.6 million, and decreased sales of $7.2 million in the Company's aerospace and instrumentation markets. During 1997, sales in these markets totaled 47% of total Company sales. Much of the decrease in the Company's sales in display markets in 1997 was due to a next generation product in which the Company elected not to participate.

The revenue increase in telecommunications markets was primarily due to participation in the Wavelength Division Multiplexing market with JDS. The increase in Office Automation sales was primarily due to better capacity utilization of the Company's continuous coating platforms resulting in yield and throughput improvements that allow the Company to better compete in this market. The increase in Flex Products sales was due to greater shipments of security pigment as fifteen new countries adopted the security ink as an anti-counterfeiting device.

GROSS PROFIT. Gross profit, as a percent of revenue, was 34.3% in 1997 compared to 33.0% in 1996. The 1.3% gross margin improvement in 1997 was primarily due to yield and throughput improvements including improvements in the Company's new continuous coating platforms which resulted in gross margin improvements of approximately 3.0% offset by lower than Company average gross margins in the manufacture of WDM products which reduced Company average gross margin by approximately 1.7%.

RESEARCH AND DEVELOPMENT. Research and development expenditures for 1997 were $14.9 million, an increase of $3.2 million, or 27% over research and development expenditures of $11.7 million for 1996. The 1997 increase is primarily due to increased spending by Flex Products ($2.2 million) for the qualification of new products. Approximately $800,000 of the remaining increase was for product and process development for telecommunications products.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses for 1997 were $42.8 million, an increase of $5.7 million or 15% over 1996 selling and administrative expenses of $37.1 million. The 1997 increase was primarily due to the establishment of OCLI Asia ($1.4 million), increased selling expenses at Flex Products ($1.5 million), increased legal expenses ($1.1 million) and a restructuring charge recorded by Flex Products pursuant to a plan approved prior to the end of fiscal year 1998 ($600,000). The legal expense increase primarily resulted from a lawsuit with SICPA Holdings S.A. and a patent infringement suit in which the
Company was the plaintiff.   Both were settled in November 1997.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $936,000 in 1997 and $1.1 million in 1996, primarily resulting from amortization of goodwill relating to the acquisitions of MMG and Netra Corporation.

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 37.3% in 1997 compared to 37.0% in 1996. In both years, the lower than combined federal and state statutory effective rate is primarily due to the recognition of state tax credits arising from the purchase of new manufacturing equipment.

MINORITY INTEREST. In 1997, the Company recorded minority interest of $631,000 compared to minority interest of $636,000 in 1996. 1997 minority interest represents the share of net income of Flex Products accruing to its 40% shareholder and the portion of the operating results of OCLI Asia attributable to its Japanese partner. 1996 minority interest represents only the share of net income of Flex Products accruing to its 40% shareholder.

NET INCOME. The Company had net income of $7.1 million in 1997 compared to $5.2 million in 1996. Dividends of $693,000 in 1997 and $960,000 in 1996
were accrued on outstanding Convertible Redeemable Preferred Stock. The 1997 preferred dividend decrease was due to the conversion of 5,750 shares of Convertible Redeemable Preferred Stock into 555,000 shares of Company common stock during 1997.

PRICING.   The Company's revenues were not materially affected by price increases or decreases in fiscal 1998, 1997 or 1996.

FINANCIAL CONDITION AND LIQUIDITY

In 1998, the Company's cash and cash equivalents increased by $25.7 million. Net cash provided by operations during 1998 was $25.4 million, debt proceeds, net of repayments, provided $13.3 million, stockholders' and minority interest holders invested a net of $5.5 million and exchange rate variances provided $78,000. These were offset by investments in plant and equipment of $16.3 million, payment of dividends of $1.6 million and investments in Asia of $738,000. At fiscal year end 1998, the Company had cash and cash equivalents totaling $40.9 million. In addition, the Company has available domestically a $20 million revolving line of credit and separate credit arrangements in place for the operating requirements of its subsidiaries in Scotland and Japan. In December 1998, after the end of the fiscal year, the Company purchased the minority shareholder's interest in Flex for $30 million.

During 1998, the Company's working capital, excluding cash and cash equivalents, increased $6.8 million, primarily due to increased accounts receivable, inventory and current deferred tax assets, offset by increased current liabilities. These increases are primarily due to increased sales during the year, higher than Company average receivable terms for the Company's subsidiary in Asia and tax benefits recorded in connection with the Company's sale of MMG.

During 1998, the remaining outstanding shares of 8% Series C Convertible Redeemable Preferred Stock were converted into 599,000 shares of common stock of the Company.

During 1998, the Company sold $30 million of Senior Notes to a group of insurance companies. The Senior Notes carry an interest rate of 6.69% and are due July 31, 2008. The Company used a portion of the proceeds to repay the $8 million balance of its bank line of credit and the $3.7 million balance of its 9.5% Scottish Development Agency building loan and replaced its bank line of credit with a $20 million syndicated revolving credit facility with more favorable interest rates.

During 1998, in connection with the anticipated sale of its operating assets at MMG, the Company recorded an impairment loss of $8.6 million for the difference between the recorded value of the assets and liabilities of
MMG and the fair market value calculated on a liquidation basis.   Assets
written down include Property, Plant and Equipment of $3.8 million and Other Assets (primarily Goodwill) of $4.4 million. Transaction costs of approximately $400,000 were accrued.

At October 31, 1998, as a result of the impairment loss and restructuring charges recorded in 1998, the Company was in violation of one of the covenants under its bank credit arrangement. In January 1999, the Company and the bank executed a waiver and amendment to the Company's credit agreement under which a waiver was obtained for the period ended October 31, 1998. The amendment removes the effect of the impairment loss and restructuring charges from the financial covenants so they will not affect covenant compliance in future periods.

At October 31, 1998, the Company had outstanding capital commitments of approximately $3 million. The Company expects to fund these commitments from operations.

Management believes that the cash and cash equivalents on hand at October 31, 1998, cash anticipated to be generated from future operations and available funds from revolving credit arrangements will be sufficient for the Company to meet its working capital needs, capital expenditures, investments in subsidiaries, debt service requirements and payment of dividends as declared for at least the next twelve months.

OTHER MATTERS

IMPACT OF YEAR 2000. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Year 2000 risk in three components: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by customers and suppliers.

INTERNAL BUSINESS SOFTWARE. During 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an Enterprise Resource Planning System (ERP System) which the software vendor has indicated is Year 2000 compliant. The total estimated hardware, software and installation cost of the ERP System is $4.3 million of which $3.8 million has been spent to date. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for
September 30, 1999.   Based on this schedule, the Company expects to be in
full compliance with its internal financial systems before the Year 2000. However if, due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company feels there is some risk that the system will not be implemented before the Year 2000. Those plans include adapting some of the Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company has taken an inventory of all of its non-financial software and equipment that may be affected by the Year 2000, has identified the non-financial software and equipment that is critical to its operations and is in the process of assigning the method of determining Year 2000 compliance or noncompliance (i.e., testing vendor certification, etc.) for each item that is critical to the operation of the Company. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology. Full Year 2000 compliance is scheduled for September 30, 1999.

EXTERNAL NONCOMPLIANCE BY CUSTOMERS AND SUPPLIERS. The Company is in the process of identifying and contacting its critical suppliers, service providers and contractors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. It is expected that full identification will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company intends to change suppliers, service providers or contractors to those that have demonstrated Year 2000 readiness. However, the Company cannot be certain that it will be successful in finding such alternative suppliers, service providers and contractors. The Company does not currently have any formal information concerning the Year 2000 compliance status of its customers but has received indications that most of its customers are working on Year 2000 compliance. In the event that any of the Company's significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

LITIGATION

See ITEM 3, LEGAL PROCEEDINGS.

INVESTMENTS, JOINT VENTURES, STRATEGIC ALLIANCES AND DIVESTITURES

SALE OF MMG. In the fourth quarter of 1998, the Company made the decision to dispose of its manufacturing subsidiary in Germany (MMG). In conjunction with negotiation of the sale, independent appraisals were made of the assets and liabilities of MMG, and an impairment loss of $8.6 million was recorded in the fourth quarter of 1998 to reduce the carrying amount of the impaired assets to fair value, net of disposal costs on a liquidation basis. Assets written down include Property, Plant and Equipment of $3.8 million and Goodwill (included in Other Assets) of $4.4 million. Transaction and disposal costs of approximately $400,000 were accrued. At October 31, 1998, the remaining carrying amount of assets to be disposed of (inventory, equipment, furniture and three buildings in Germany) was $4.9 million.

In November 1998, after the end of the fiscal year, Glas-Trosch GmbH, a privately held glass company in Switzerland purchased the business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG for $4.3 million. The Company retained ownership of an office building with an appraised value of $600,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million which will be paid from the asset sale proceeds, cash on hand and collection of accounts receivable. As the assets were sold for the recorded value, adjusted for the impairment recorded in 1998, no gain or loss will be recognized in the first quarter of 1999 in connection with the sale.

In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts was deferred and will be recognized as revenue over the three-year terms of the agreements.

OCLI ASIA. In the second quarter of 1997, the Company began operating a joint venture (Hakuto-OCLI Co., Ltd. doing business as OCLI Asia) with Hakuto Co., Ltd. (Hakuto) in Japan. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and more integrated support within Asia. Each partner contributed cash of $800,000 for working capital. OCLI Asia was consolidated into the Company's results of operations and financial position as the Company had operating control. During 1998, the Company purchased Hakuto's interest in the joint venture for $740,000. The wholly owned subsidiary, OCLI Asia K.K., continues to do business as OCLI Asia and remains headquartered in Shinjuku, Tokyo, with manufacturing facilities in Isehara, Kanagawa Prefecture.

FLEX PRODUCTS, INC. Flex Products was founded as a division of the Company in the early 1980's and was subsequently established as a joint venture in which ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries PLC owned 60% and the Company owned 40%. In 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICIA. In conjunction with the Company's increase in ownership, the remaining 40% interest in Flex Products was acquired by SICPA Holding S.A. (SICPA), a privately held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is one of the world's leading manufacturers of printing inks and a major customer of Flex Products.

On December 22, 1998, after the end of the Company's fiscal year, the Company purchased SICPA's 40% interest in Flex Products for $30 million
in cash, increasing its  ownership to  100%.   The  acquisition will  be
accounted  for  as  a purchase.   Allocation  of  the purchase  price
is  pending completion of an independent valuation that is currently in
process.   The  purchase  price  allocation  may  include  a component constituting in-process research and development, which would result in a charge to expense in the first quarter of 1999.

In addition, Flex Products repaid its remaining working capital loan of $2.4 million to SICPA. The fifteen-year license and supply agreement between Flex Products and SICPA that was originally signed in November 1994
was modified  to increase   the  minimum  purchase  requirements  under
the agreement originally signed in November 1994 was modified to increase the minimum purchase requirements under the agreement.

ALLIANCE WITH JDS FITEL INC. In 1997, the Company announced that it had entered into an alliance with JDS FITEL Inc. (JDS) in order to capitalize on the rapidly growing market for Wavelength Division Multiplexing (WDM) products used in telecommunications applications. The alliance involves a series of exclusive supply and distribution contracts under which OCLI will contribute its expertise to provide optical filters for WDM's and JDS will contribute its expertise in the design, manufacture and marketing of WDM products. The first sales under these agreements were recognized in the second quarter of 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents and long-term debt obligations. Cash equivalents are readily convertible to cash and have maturity dates of three months or less. Due to the short maturities of cash equivalents, carrying amounts approximate fair value.

By policy, cash investments are limited to obligations of the U.S., U.K., German and Japanese governments, Prime Commercial Paper, Bank Repurchase Agreements collateralized by direct obligations of the U.S., U.K., German or Japanese governments and Savings Accounts with commercial banks. Amounts deposited with commercial banks are also limited in amount by financial institutions. The Company does not use derivatives or equity investments for cash investment purposes.

As the Company's long-term debt obligations are at fixed rates, the Company does not have cash flow exposure due to rate changes on its long-term debt. The fair value of the Company's long-term debt is estimated based on current interest rates offered to the Company for similar instruments.

From time to time, the Company enters into interest rate swaps primarily to reduce its interest rate exposure from floating to fixed rate. In 1998, the Company entered into an interest rate swap for anticipated debt refinancing in the amount of $30 million. The purpose of the swap was to fix the reference rate for the debt at 5.71% to eliminate the Company's exposure to interest rate fluctuations until the loan refinance was completed. The Company had designated the swap as a hedge of an anticipated transaction. After completion of the loan refinance, $310,000 was paid under the swap that is being recorded as an increase to interest expense over the term of the notes. There were no interest rate swaps outstanding at October 31, 1998.

The table below presents principal (or notional) amounts and related weighted-average interest rates by year of maturity for the Company's cash equivalents and debt obligations at October 31, 1998.


Amounts in thousands                                                   FAIR
                    1999  2000   2001   2002   2003 THEREAFTER TOTAL  VALUE
============================================================================
Cash equivalents
  Fixed rate     $38,300                                     $38,300 $38,300
  Average rate     4.80%                                       4.80%

Long-term debt
  Fixed rate     $ 6,026 $3,663 $3,553 $8,616 $6,126 $30,435 $58,399 $59,843
  Average rate     7.40%  8.03%  7.95%  7.24%  6.94%   7.01%   7.20%

FOREIGN EXCHANGE RISK. The Company has significant investments in Scotland and Japan. Changes in the value of those countries' currencies relative to the U.S. dollar are recorded as direct charges or credits to equity. The Company also has manufacturing operations in Scotland and Japan and sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, a significant amount of the Company's sales are export sales which could be subject to competitive price pressures if the U.S. dollar were to strengthen compared to the currency of foreign competitors.

The Company does, from time to time, enter into purchase, sales or debt arrangements denominated in currencies other than its functional currency which exposes the Company to currency risk on open receivable and payable balances. The Company is also exposed to exchange risk on open intercompany balances that some of the foreign subsidiaries have with the Company and other of its subsidiaries. The Company has not entered into contracts to hedge any of these risks and the Company does not consider its net exposure on these items to be material.

During 1998, approximately 21% of the Company's consolidated sales constituted sales to customers in Canada and Latin America (primarily to customers in Canada), approximately 25% of the Company's consolidated sales constituted sales to customers in Europe, Middle East and Africa (primarily to customers in Europe) and approximately 12% of the Company's consolidated sales constituted sales to customers in the Asian Pacific (primarily to customers in Asia).

The Company, from time to time, enters into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered significant to the Company. In addition, the Company may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. The Company does not enter into derivatives for trading purposes.

In 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $3.1 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as a net reduction or increase to interest expense over the life of the loan. The Company also entered into foreign currency forward contracts for the principal and interest payments under an intercompany note receivable denominated in British Pounds. Gains and losses on those contracts are offset in consolidation.

The following table provides information about the Company's foreign exchange forward contracts at October 31, 1998.

(In thousands except for contract rates)
                                                                        FAIR
                      1999  2000   2001   2002  2003 THEREAFTER TOTAL  VALUE
============================================================================
Deutsche marks:
  Notional amount   $1,026  $995   $959   $921  $224            $4,124  $345
  Average contract
   rate (foreign
   currency/USD)      1.78  1.75   1.73   1.71  1.70              1.74

Pound sterling:
  Notional Amount   $  374  $370   $368   $366  $365  $1,106    $2,948  $ 92
  Average contract
   rate (foreign
   currency/USD)      0.63  0.64   0.64   0.65  0.65    0.64      0.64


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of the Company's fiscal year 2000 with earlier application encouraged. As the Company's existing derivative contracts and policies regarding the use of derivatives require that cash flows under financial derivatives match cash flows under existing firm commitments, the Company does not expect adoption of SFAS 133 to affect its results of operations or cash flows but, as the statement requires separate presentation of the fair value of derivative instruments, the Company's Statement of Financial Position will be affected by adoption of the statement.

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

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND
         SUPPLEMENTAL FINANCIAL INFORMATION

                                   INDEX
                                   -----
                                                                    PAGE(S)

Report of Independent Auditors of Optical Coating Laboratory, Inc......  24
Report of Independent Auditors of Flex Products, Inc...................  25
Consolidated Balance Sheets as of October 31, 1998 and 1997............  26
Consolidated Statements of Income for the years ended October 31,
  1998, 1997 and 1996..................................................  27
Consolidated Statements of Cash Flows for the years ended October 31,
  1998, 1997 and 1996................................................ 28-29
Consolidated Statements of Stockholders' Equity for the years ended
  October 31, 1998, 1997 and 1996......................................  30
Notes to Consolidated Financial Statements.............................  31

INDEPENDENT AUDITORS' REPORT


Board of Directors
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have audited the accompanying consolidated balance sheets of Optical Coating Laboratory, Inc. and subsidiaries (the "Company") as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flex Products, Inc., a consolidated subsidiary for the years ended October 31, 1997 and 1996, whose assets represent 12% of consolidated total assets at October 31, 1997, and whose total revenues for the years ended October 31, 1997 and 1996 represent 18% and 15% respectively, of consolidated revenues. The financial statements of Flex Products, Inc. for the years ended October 31, 1997 and 1996, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flex Products, Inc., is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Optical Coating Laboratory, Inc. and its subsidiaries at October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
December 22, 1998
(January 8, 1999 as to Note 5)

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Flex Products, Inc.
Santa Rosa, California

We have audited the balance sheets of Flex Products, Inc. (the "Company"), a joint venture of Optical Coating Laboratory, Inc. and SICPA Holding S.A., as of November 2, 1997 and November 3, 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended November 2, 1997, November 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

These financial statements have been prepared on a historical basis of accounting and do not reflect any purchase accounting adjustments recorded by Optical Coating Laboratory, Inc. as a result of their acquisition of a majority interest in Flex Products, Inc. as of May 8, 1995.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flex Products, Inc. as of November 2, 1997 and November 3, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

San Francisco, California
November 26, 1997

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                        ---------------------------

As of October 31, 1998 and 1997
(Dollars in thousands)

ASSETS                                                          1998     1997
=============================================================================
CURRENT     Cash and cash equivalents...................... $ 40,880 $ 15,217
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,831 and $1,884........   38,585   34,923
            Inventories....................................   25,233   22,829
            Income taxes receivable........................               504
            Deferred income tax assets.....................    9,311    6,853
            Other current assets...........................    1,822    1,707
                                                            -------- --------
                   Total Current Assets....................  115,831   82,033

OTHER       Deferred income tax assets.....................      716
ASSETS      Other assets and investments...................    4,151    8,243
            Property, plant and equipment held for sale....    3,183

PROPERTY,   Land and improvements..........................    9,116    9,225
PLANT AND   Buildings and improvements.....................   36,171   41,944
EQUIPMENT   Machinery and equipment........................  123,261  121,717
            Construction-in-progress.......................   12,722    9,525
                                                            -------- --------
                                                             181,270  182,411

            Less accumulated depreciation..................  (91,565) (89,194)
                                                            -------- --------
             Property, plant and equipment-net.............   89,705   93,217
                                                            -------- --------
                   Total Assets............................ $213,586 $183,493
                                                            ======== ========

LIABILITIES AND STOCKHOLDERS' EQUITY
=============================================================================
CURRENT     Accounts payable............................... $  8,423 $ 14,301
LIABILITIES Accrued expenses...............................    9,935    6,854
            Accrued compensation expenses..................   10,365    8,752
            Income taxes payable...........................      708      339
            Current maturities on long-term debt...........    6,026    7,888
            Notes payable..................................    4,483      381
            Deferred revenue...............................      761      900
                                                            -------- --------
                   Total Current Liabilities...............   40,701   39,415

NONCURRENT  Accrued postretirement health benefits
LIABILITIES  and pension liabilities.......................    2,241    2,040
            Deferred income tax liabilities................    3,528      785
            Long-term debt.................................   52,373   40,975
            Minority interest..............................   12,520   13,315
            Commitments and contingencies (Note 13)

STOCK-      Preferred stock - Series C;
HOLDERS'     8% cumulative, convertible, redeemable; issued
EQUITY       and outstanding 6,250 at October 31, 1997.....             5,559
            Common stock, $.01 par value; authorized
             30,000,000 shares; issued and outstanding
             12,087,000 and 10,599,000 shares..............      121      106
            Paid-in capital................................   69,993   55,723
            Retained earnings..............................   31,951   26,217
            Cumulative foreign currency translation
               adjustment..................................      158     (642)
                                                            -------- --------
              Stockholders' Equity.........................  102,223   86,963
                                                            -------- --------
                   Total Liabilities and Stockholders'
                      Equity............................... $213,586 $183,493
                                                            ======== ========

The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                     ---------------------------------

Years ended October 31, 1998, 1997 and 1996
(Amounts in thousands, except per share amounts)        1998     1997    1996
=============================================================================

REVENUES    Revenues.............................. $255,624 $217,829 $189,195
            Cost of sales.........................  169,670  143,207  126,769
                                                   -------- -------- --------
                  Gross Profit....................   85,954   74,622   62,426

COSTS AND   Operating Expenses:
EXPENSES     Research and development.............   17,137   14,903   11,733
             Selling and administrative...........   43,926   42,836   37,145
             Impairment loss......................    8,628
             Restructuring expenses...............      586
             Amortization of intangibles..........      805      936    1,146
                                                   -------- -------- --------
               Total Operating Expenses...........   71,082   58,675   50,024
                                                   -------- -------- --------

                 Income from Operations...........   14,872   15,947   12,402

            Nonoperating Income (Expense):
             Interest income......................      769      461      379
             Interest expense, net................   (3,615)  (4,030)  (3,524)
                                                   -------- -------- --------

EARNINGS         Income before Provision for
                  Income Taxes and Minority
                  Interest........................   12,026   12,378    9,257

            Provision for income taxes............    3,336    4,622    3,425
            Minority interest.....................    1,351      631      636
                                                   -------- -------- --------

                  Net Income......................    7,339    7,125    5,196

             Dividend on convertible redeemable
              preferred stock.....................      250      693      960
                                                   -------- -------- --------

                  Net Income Applicable to Common
                    Stock......................... $  7,089 $  6,432 $  4,236
                                                   ======== ======== ========
             Net Income Per Share, Basic.......... $    .62 $    .63 $    .44
                                                   ======== ======== ========
             Net Income Per Share, Diluted........ $    .59 $    .60 $    .41
                                                   ======== ======== ========

              Weighted average number of common
              shares used to compute basic earn-
              ings per share......................   11,388   10,191    9,629
                                                   ======== ======== ========

              Weighted average number of common
              shares used to compute diluted earn-
              ings per share......................   11,999   10,673   10,301
                                                   ======== ======== ========

The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   -------------------------------------

Years ended October 31, 1998, 1997 and 1996
(Amounts in thousands)                                 1998     1997      1996
==============================================================================
OPERATIONS
           Cash Flows From Operations:
            Cash received from customers.......... $213,634 $194,375 $191,665
            Interest received.....................      684      455      258
            Cash paid to suppliers and employees.. (184,805)(164,654)(165,565)
            Cash paid to 401(k) Plan..............     (463)    (379)
            Interest paid.........................   (3,112)  (5,345)  (5,196)
            Income taxes paid, net of refunds.....     (572)  (4,316)    (954)
                                                   -------- -------- --------
               Net Cash Provided By Operations....   25,366   20,136   20,208
                                                   -------- -------- --------

INVESTMENTS
           Cash Flows From Investments:
            Purchase of plant and equipment.......  (16,341) (17,231) (30,530)
            Purchase of minority shareholder's
               interest in OCLI-Asia..............     (738)
            Proceeds from sale-leaseback of new
               equipment..........................                     18,940
                                                   -------- -------- --------
               Net Cash Used For Investments......  (17,079) (17,231) (11,590)

FINANCING
           Cash Flows From Financing:
            Proceeds from long-term debt..........   42,276    5,416    8,596
            Proceeds from notes payable...........    3,978        6        8
            Proceeds from exercise of stock
               options............................    7,321    2,247    1,713
            Investment by minority interest holder             1,440
            Repayment of long-term debt...........  (32,913)  (8,311)  (7,019)
            Repayment of notes payable............            (2,400)
            Repayment of note to minority interest
               holder, net of amounts borrowed....   (1,801)     (76)    (413)
            Payment of dividend on preferred stock     (208)    (693)    (960)
            Payment of dividend on common stock...   (1,355)  (1,199)  (1,153)
                                                   -------- -------- --------
               Net Cash Provided By (Used For)
                 Financing........................   17,298   (3,570)     772
                                                   -------- -------- --------
            Effect of exchange rate changes on
                 cash.............................       78     (145)      35
                                                   -------- -------- --------
            Increase (decrease) in cash and cash
                 equivalents......................   25,663     (810)   9,425
            Cash and cash equivalents at beginning
                 of year..........................   15,217   16,027    6,602
                                                   -------- -------- --------
            Cash and cash equivalents at end of
                 year............................. $ 40,880 $ 15,217 $ 16,027
                                                   ======== ======== ========

                OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                -------------------------------------------------
Years ended October 31, 1998, 1997 and 1996
(Amounts in thousands)                                   1998    1997    1996
=============================================================================
ADJUSTMENTS
        Reconciliation of NetIncome to Cash Flows From
              Operations:

           Net income...............................  $ 7,339 $ 7,125 $ 5,196
           Adjustments to reconcile net income to
            net cash provided by operations:
              Depreciation and amortization.........   13,129  12,784  13,669
              Impairment loss.......................    8,628
              Restructuring expenses................      586
              Minority interest in earnings of
               subsidiaries.........................    1,351     631     636
              Loss on disposal or abandonment of
               equipment............................    1,467   1,412   1,356
              Net book value of coating machine sold                      880
              Accrued postretirement health benefits      200    (226)    184
              Deferred income tax liabilities.......    2,858   (1,014)  (468)
              Other non-cash adjustments to net
               income...............................      (11)    (97)   (681)

              Changes in:
                Accounts receivable.................   (3,363) (8,012)  1,378
                Inventories.........................   (2,299) (4,623) (3,030)
                Income tax receivable...............    2,107     957    (719)
                Deferred income tax assets..........   (3,267)  2,715   1,645
                Other current assets and other
                 assets and investments.............     (911)    136     716
                Accounts payable, accrued expenses
                 and accrued compensation expenses..   (3,312)  9,979  (3,094)
                Deferred revenue....................     (139)   (346)    464
                Income taxes payable................    1,003  (1,285)  2,076
                                                      ------- ------- -------
                 Total adjustments..................   18,027  13,011  15,012
                                                      ------- ------- -------
                   Net Cash Provided By Operations..  $25,366 $20,136 $20,208
                                                      ======= ======= =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company recorded capital leases of $1.2 million and $2.0 million in 1998 and 1997 to finance the hardware, software and some of the integration costs of an Enterprise Resource Planning System for which implementation began in 1998. Lease terms run through 2004 with payments totaling approximately $67,000 per month.

In 1998, 1997 and 1996, common stock, with an aggregate fair market value of $86,000, $51,000 and $52,000 was awarded to the Company's outside directors as remuneration.

During 1998, 1997 and 1996, the Company issued 39,292, 14,601 and 39,880 shares of common stock to the OCLI 401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contribution.

In fiscal 1998, pursuant to a call for redemption by the Company, the 6,250 shares of 8% Series C Convertible Redeemable Preferred Stock outstanding plus accrued dividends of $42,000 were converted into 599,000 shares of Company common stock.

In fiscal 1997, 5,750 shares of 8% Series C Convertible Redeemable Preferred Stock, plus accrued dividends of $74,000 were converted into 555,000 shares of Company common stock.

The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              -----------------------------------------------

Years ended October 31, 1998, 1997 and 1996

                           PREFERRED   COMMON
                           STOCK       STOCK                          FOREIGN
                           ----------  ----------  PAID-IN  RETAINED  CURRENCY
(Amounts in thousands)     SHARES AMT  SHARES AMT  CAPITAL  EARNINGS  TRANS-
                                                                      LATION
=============================================================================
BALANCE AT NOVEMBER 1,
  1995                     12   $11,357  9,489 $95  $44,461   $17,901  $   80
Shares issued to Employee
  Stock Ownership Plan                      39   1      439
Exercise of stock options,
  including tax benefit
  and shares issued to
  directors                                233   2    2,319
Foreign currency trans-
  lation adjustment for
  the year                                                               (131)
Net income for the year                                        5,196
Series C preferred stock
  issuance expenses                 (48)
Dividend on preferred stock                                     (960)
Dividend on common stock                                      (1,153)
=============================================================================
BALANCE AT OCTOBER 31,
  1996                     12    11,309  9,761   98  47,219   20,984      (51)
Shares issued to Employee
  Stock Ownership Plan                      15          159
Exercise of stock options,
  including tax benefit
  and shares issued to
  directors                                268    3   2,524
Conversion of Series C
  preferred stock to
  common stock             (6)   (5,750)   555    5   5,821
Foreign currency trans-
  lation adjustment for
  the year                                                               (591)
Net income for the year                                        7,125
Dividend on preferred stock                                     (693)
Dividend on common stock                                      (1,199)
=============================================================================
BALANCE AT OCTOBER 31,
  1997                      6     5,559 10,599  106  55,723   26,217     (642)
Shares issued to Employee
  Stock Ownership Plan                      39          555
Exercise of stock options,
  including tax benefit
  and shares issued to
  directors                                967   10   9,659
Shares surrendered for
  payment of withholding
  taxes                                   (117)  (1) (1,539)
Conversion of Series C
  preferred stock to
  common stock             (6)  (5,559)    599    6   5,595
Foreign currency
  translation adjustment
  for the year                                                            800
Net income for the year                                        7,339
Dividend on preferred stock                                     (250)
Dividend on common stock                                      (1,355)
=============================================================================
BALANCE AT
OCTOBER 31, 1998           0   $   0    12,087 $121 $69,993  $31,951    $158
=============================================================================

The accompanying notes are an integral part of these statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------
                Years Ended October 31, 1998, 1997 and 1996
             (Amounts in thousands, except per share amounts)

1.   GENERAL
------------

NATURE OF OPERATIONS. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers
(OEMs) of optical and electro-optical systems and sells its GlareGuard(R) brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. The Company also manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers, point-of-sale scanners and sunglasses. Through its wholly owned subsidiary, Flex Products, Inc. (Flex Products), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex Products supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial and automotive applications and ChromaFlair. light interference pigments for commercial paints.

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

2.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Sunday closest to the last day in October. For convenience purposes, the Company has designated October 31 as its fiscal year end. Fiscal years 1998 and 1997 were 52-week years and fiscal year 1996 was a 53-week year.

INVESTMENTS. Cash and cash equivalents are comprised of cash, bank repurchase agreements and short-term commercial paper readily convertible to cash. Cash equivalents are carried at cost that approximates market value. For purposes of the Statements of Cash Flows, all highly liquid cash equivalents with an original maturity of three months or less are considered cash equivalents.

REVENUE RECOGNITION. Revenue from sales of manufactured products (under standard product sale and fixed price supply contracts) is recognized when the products are shipped to the customer. Revenue for service contracts (whether fixed price or cost reimbursement) is recognized as services are performed. The Company occasionally enters into long-term contracts under which revenue is recognized on a percentage of completion basis.

INVENTORIES. Inventories are stated at the lower of cost, on a first-in, first-out basis, or market. Work-in-process inventories related to fixed-price contracts are stated at the accumulated cost of material, labor and manufacturing overhead, less the estimated cost of units delivered. To the extent total costs under fixed-price contracts are estimated to exceed the total sales price, charges are made to current operations to reduce inventoried costs to net realizable value. In addition, if future costs are estimated to exceed future revenues, an allowance for losses equal to the excess is provided by a charge to current operations. The Company did not have any material estimated loss contracts in the periods presented.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Estimated service lives range from 5 to 45 years for buildings and improvements and from 3 to 10 years for all other property, plant and equipment. Buildings and improvements and substantially all equipment are depreciated using accelerated methods.

Assets under capital lease constitute computer equipment and enterprise resource planning software for leases commencing in 1997 and 1998, which are being amortized on a straight-line basis from the date of service. Amortization lives are four years for the equipment and six years for the software. The gross cost of assets under capital lease is included in machinery and equipment and was $3,638,000 and $2,037,000 at October 31, 1998 and 1997. Amortization began in fiscal 1998 when assets were placed in service. Accumulated amortization for assets under capital lease is included in accumulated depreciation and was $205,000 at October 31,1998.

RESEARCH AND DEVELOPMENT. Research and development costs are charged to operations in the period incurred. The cost of equipment used in research and development activities that has alternative uses is capitalized as equipment and not treated as an expense of the period. Such equipment is depreciated over estimated lives of 5 years.

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

INCOME TAXES. Income taxes include provisions for temporary differences between earnings for financial reporting purposes and earnings for income tax purposes under the guidelines of SFAS No. 109, "Accounting for Income Taxes". Tax credits are taken as a reduction of current income tax provisions when available.

EARNINGS PER SHARE. In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and the potential dilution of convertible securities, stock options and warrants. The earnings per share presentation for 1997 and 1996 were restated to conform to the new statement.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 1998, 1997 and 1996:

(Amounts in thousands, except per share amounts)     1998      1997      1996
=============================================================================
BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding......   11,388    10,191     9,629
                                                   ======    ======     =====

Net income......................................   $7,339    $7,125    $5,196
Less dividend on convertible redeemable
  preferred stock...............................      250       693       960
                                                   ------    ------    ------

Net income applicable to common stock...........   $7,089    $6,432    $4,236
                                                   ======    ======    ======

Net income per common share, basic..............   $ 0.62    $ 0.63    $ 0.44
                                                   ======    ======    ======

DILUTED EARNINGS PER SHARE:
Weighted average common shares outstanding, basic  11,388    10,191     9,629
Dilutive effect of employee stock options.......      611       482       672
                                                   ------    ------     -----

Average shares outstanding, diluted.............   11,999    10,673    10,301
                                                   ======    ======    ======

Net income applicable to common stock...........   $7,089    $6,432    $4,236
                                                   ======    ======    ======

Net income per share, diluted...................   $ 0.59    $ 0.60    $ 0.41
                                                   ======    ======    ======

Preferred stock convertible into 303,000, 595,000 and 1,143,000 shares of common stock in 1998, 1997 and 1996 was not included in the calculation of diluted earnings per share as the effect of increasing the denominator by those amounts and adding back the preferred dividends would have increased diluted earnings per share.

Options to purchase 67,500 shares of common stock at a weighted average price of $17.35 that were outstanding during 1998, options to purchase 65,500 shares of common stock at a weighted average price of $12.96 that were outstanding during 1997 and options to purchase 12,000 shares of common stock at a weighted average price of $17.38 that were outstanding in 1996 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

RECLASSIFICATIONS. Certain reclassifications have been made to prior year data to conform to the current year presentation.

FAIR VALUE OF FINANCIAL INSTRUMENTS. For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, accrued compensation expenses and notes payable, the carrying amounts approximate fair value due to their short maturities. The Company's long-term debt is carried at book value. If revalued based on borrowing rates currently available to the Company for bank loans of similar terms and maturities, the fair value of the Company's long-term debt would exceed carrying value by approximately $1.4 million.

NEW ACCOUNTING PRINCIPLES.   In 1997, the Financial Accounting Standards
Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from non owner sources. The statement is effective for the first quarter of the Company's fiscal year 1999. The effect of adoption of the statement is limited to the form and content of the Company's financial disclosure and will not impact the Company's results of operations, cash flow or financial position.

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas and major customers. The statement is effective for the Company's fiscal year 1999 annual report and will require 1999 comparative disclosures for interim reports in the following fiscal year. Adoption of the statement affects the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.

In 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans to standardize disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets and eliminates certain disclosures. The statement is effective for the Company's fiscal year 1999 annual report with restatement of prior year disclosures required if the information is readily available. Adoption of the statement affects the Company's disclosures and will not impact the Company's results of operations, cash flow or financial position.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of the Company's fiscal year 2000 with
earlier application encouraged.   As the Company's existing derivative
contracts and policies regarding the use of derivatives require that cash flows under financial derivatives match cash flows under existing firm commitments, the Company does not expect adoption of SFAS 133 to affect its results of operations or cash flows but, as the statement requires separate presentation of the fair value of derivative instruments, the Company's Statement of Financial Position will be affected by adoption of the statement.

3.   IMPAIRMENT LOSS
--------------------

In fiscal year 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The statement addresses the accounting for the impairment of long-lived assets and long-lived assets to be disposed of, certain identifiable intangibles and goodwill related to those assets and establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of impaired assets be reduced to fair value.

In the fourth quarter of 1998, the Company made the decision to dispose of its manufacturing subsidiary in Germany (MMG). In conjunction with negotiation of the sale, independent appraisals were made of the assets and liabilities of MMG, and an impairment loss of $8.6 million was recorded in the fourth quarter of 1998 to reduce the carrying amount of MMG's assets to fair value, net of disposal costs on a liquidation basis. Assets written down include Property, Plant and Equipment of $3.8 million and Goodwill (included in Other Assets) of $4.4 million. Transaction and disposal costs of approximately $400,000 were accrued. At October 31, 1998, the remaining carrying amount of assets to be disposed of (inventory, equipment, furniture and three buildings in Germany) was $4.9 million. MMG's net sales were $16.5 million, $18.1 million and $19.8 million and MMG's net income (loss), excluding the impairment loss in 1998, was $1.2 million, ($163,000) and ($1.4) million in fiscal years 1998, 1997 and 1996.

In November 1998, after the end of the fiscal year, Glas-Trosch GmbH, a privately held glass company in Switzerland purchased the business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG for $4.3 million. The Company retained ownership of an office building with an appraised value of $600,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million which will be paid from the asset sale proceeds, cash on hand and collection of accounts receivable. As the assets were sold for the recorded value, adjusted for the impairment recorded in 1998, no gain or loss was recognized in the first quarter of 1999 in connection with the sale.

In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts was deferred and will be recognized as revenue over the three-year terms of the agreements.

4.   RESTRUCTURING CHARGES
--------------------------

During the fourth quarter of 1998, the Company finalized and announced to affected individuals a plan of restructuring for its administrative and sales offices in Europe. The Company recorded $328,000 of severance and termination benefits and $258,000 of exit costs associated with this plan of restructuring. The restructuring will eliminate five administrative and sales positions in Europe. Exit costs include costs of closing down administrative and sales offices in Europe and lease termination costs.
The restructuring plan is scheduled for completion by April 1, 1999.

5.    LONG-TERM DEBT
--------------------

Long-term debt, including current maturities, at October 31, 1998 and 1997 consisted of the following:

 (Amounts in thousands)                                         1998     1997
=============================================================================
Unsecured senior notes. Interest at 6.69% payable semi-
 annually.
   Principal payable in annual installments of $4.3 million
   commencing July 31, 2002 through 2008.................... $30,000

Unsecured senior notes. Interest at 7.8% payable semi-
 annually.
   Principal payable in annual installments of $1.1 million
   commencing July 31, 2002 through 2008....................   8,000

Unsecured senior notes. Interest at 8.71% payable semi-
 annually.
   Principal payable in annual installments of $1.6 million
   commencing June 1, 1999 through 2002.....................   6,400

Mortgage payable.  Interest at 8%. Collateralized by a
   72,000 sq. ft. building and related land.  Principal and
   interest payments of $25,000 per month through 2011......   2,314  $ 2,422

Mortgage payable.  Interest at 7.5%. Collateralized by a
   65,000 sq. ft. building and related land leased to Flex
   Products. Principal and interest payments of $28,000
   per month through 2011...................................   2,647    2,821

Unsecured bank note.  Interest at 5.6%. Quarterly principal
   and interest payments of approximately $300,000 through
   December 2002............................................   3,661    4,568

Bank loans of OCLI/MMG Division with interest rates ranging
   from 4.5% to 7.5%. Payable in semiannual and annual
   installments through 2020.  Partly collateralized by
   mortgages on OCLI/MMG Division land and buildings and
   liens on equipment. $2.7 million is payable from the
   proceeds of assets sold in November 1998, and $371,000
   is payable when the office building is sold..............   3,120    3,618

Unsecured senior notes. Interest at 8.71% payable semi-
 annually.
   Principal payable in annual installments of $3.6 million
   from 1998 through 2002. Refinanced in July 1998..........           14,400

Unsecured bank term loan. Variable interest rates averaging
   6.8% at October 31, 1997, payable quarterly, with semi-
   annual principal payments of $2 million. Refinanced in
   July 1998................................................           10,000

Unsecured borrowings under bank line of credit.  Variable
   interest rate averaging 6.7% at October 31, 1997, payable
   quarterly or specified duration period.  Principal due
   upon expiration on April 28, 2000........................            5,000

Scottish Development Agency building loan, with a conditional interest moratorium from February 1, 1995 through January
   31, 1998 with interest at 9.5% thereafter. Semiannual
   principal payments of  approximately $100,000 are payable
   through January 1998 with subsequent payments of $331,000, comprising principal and interest, through 2006.
   Collateralized by the land and building of the Company's
   Scottish subsidiary......................................            3,877

Land improvement assessment. Interest at an average rate of
   7.2%. Principal and interest payable in semiannual install-
   ments of $77,000 through 1998............................              150

Present value of obligations under capital leases at imputed interest rates from 8.0% to 9.5% payable in monthly
   installments through 2004................................   2,257    2,007
                                                              ------   ------
                                                              58,399   48,863
Less current maturities ....................................  (6,026)  (7,888)
                                                              ------   ------
      Total long-term debt, net of current maturities....... $52,373  $40,975
                                                             =======  =======

Annual debt maturities and capital lease payments for the ensuing five years are as follows:

                        YEAR                 PAYMENT
=============================================================================
                                      (Amounts in thousands)

                        1999                $ 6,026
                        2000                  3,663
                        2001                  3,533
                        2002                  8,616
                        2003                  6,126
                        Thereafter           30,435
                                            -------
                                            $58,399
                                            =======

The Company has a $20 million revolving line of credit. The revolving line of credit carries a commitment fee of .2% to .3% per year on the unused portion of the facility depending on the Company's leverage ratio and expires on July 31, 2003. The Company has a surety bond for $903,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety bond carries a fee of 1% per year.

During 1997, the Company replaced its 8%, $5 million note payable to private parties with a 5.6% bank note. Payments of principal and interest under the new note are denominated in German marks and are approximately $300,000 per quarter through December 2002.

During 1998 and 1997, the Company recorded capital leases totaling $1,061,000 and $2,037,000 to finance the hardware, software and integration costs of a new computer system that is to be fully implemented in 1999. Lease terms run through February 2002 with payments totaling approximately $67,000 per month.

The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duties. There were no borrowings under the credit arrangement in fiscal years 1998 or 1997.

The Company's subsidiary in Japan has various credit facilities with a local bank with interest at 1.24% to 1.625% per year. Borrowing under these facilities totaled $4.5 million at October 31, 1998. These credit facilities are used for working capital requirements in Asia and will expire in May 1999.

The Company has certain financial covenants and restrictions under its bank credit arrangements and the unsecured senior notes. At October 31, 1998, as a result of the impairment loss and restructuring charges recorded in 1998, the Company was in violation of one of the covenants under its bank credit arrangement. In January 1999, the Company and the bank executed a waiver and amendment to the Company's credit agreement under which a waiver was obtained for the period ended October 31, 1998. The amendment removes the effect of the impairment loss and restructuring charges from the financial covenants so they will not affect covenant compliance in future periods.

6.   FINANCIAL DERIVATIVES AND HEDGING
--------------------------------------

The Company, from time to time, enters into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered significant to the Company. In addition, the Company may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. The Company does not enter into derivatives for trading purposes.

In 1998, the Company entered into foreign currency forward contracts for the principal and interest payments under a $3.7 million loan that is denominated in German Marks. The transaction is designated as a hedge of a foreign currency commitment. Gains and losses on the contract are recorded as a net reduction or increase to interest expense over the life of the loan.

The Company also entered into foreign currency forward contracts for the principal and interest payments under an intercompany note receivable denominated in British Pounds. Gains and losses on those contracts are offset in consolidation.

In 1998, the Company entered into an interest rate swap for anticipated debt refinancing in the amount of $30 million. The purpose of the swap was to fix the reference rate for the debt at 5.71% to eliminate the Company's exposure to interest rate fluctuations until the loan refinance was completed. The Company had designated the swap as a hedge of an anticipated transaction. After completion of the loan refinance, $310,000 was paid under the swap that is being recorded as an increase to interest expense over the term of the notes.

The notional amounts, carrying amounts and fair values of the Company's derivatives position at October 31, 1998 are included in the table below:

                                                                    ESTIMATED
                                                                   FAIR VALUE
                                                                   OF FOREIGN
                                             NOTIONAL  CARRYING      EXCHANGE
(Amounts in thousands)                         AMOUNT    AMOUNT      CONTRACT
=============================================================================
Foreign currency forward exchange contracts:
Deutsche Marks................................ $4,124    $   --          $345
British Pounds................................ $2,948    $   --           $92


7.    INVESTMENTS
-----------------

FLEX PRODUCTS, INC. Flex Products was founded as a division of the Company in the early 1980's and was subsequently established as a joint venture in which ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries PLC owned 60% and the Company owned 40%. In 1995, the Company acquired controlling ownership of Flex Products with the purchase of an additional 20% interest in Flex Products from ICIA. In conjunction with the Company's increase in ownership, the remaining 40% interest in Flex Products was acquired by SICPA Holding S.A. (SICPA), a privately held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is one of the world's leading manufacturer of printing inks and a major customer of Flex Products.

In 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between the Company and SICPA. In fiscal 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA. The modification to the License and Supply Agreement provided for more attractive scheduled pricing discounts on higher volume purchases and changed the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loans from SICPA.

On December 22, 1998, after the end of the Company's fiscal year, the Company purchased SICPA's 40% interest in Flex Products for $30 million
in cash, increasing its  ownership to  100%.   The  acquisition will  be
accounted  for  as  a purchase.   Allocation  of  the purchase  price
is  pending completion of an independent valuation that is currently in
process.   The  purchase  price  allocation  may  include  a component constituting in-process research and development, which would result in a charge to expense in the first quarter of 1999.

In addition, Flex Products repaid its remaining working capital loan of $2.4 million to SICPA. The fifteen-year license and supply agreement between Flex Products and SICPA that was originally signed in November 1994 was modified to increase the minimum purchase requirements under the agreement.

OCLI ASIA. In the second quarter of 1997, the Company began operating a joint venture (Hakuto-OCLI Co., Ltd. doing business as OCLI Asia) with Hakuto Co., Ltd. (Hakuto) in Japan. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and more integrated support within Asia. Each partner contributed cash of $800,000 for working capital. OCLI Asia was consolidated into the Company's results of operations and financial position as the Company has operating control. During 1998, the Company purchased Hakuto's interest in the joint venture for $740,000 in cash. The wholly owned subsidiary, OCLI Asia K.K., continues to do business as OCLI Asia and remains headquartered in Shinjuku, Tokyo, with manufacturing facilities in Isehara, Kanagawa Prefecture.

SALE OF MMG. In the fourth quarter of 1998, the Company made the decision to dispose of its manufacturing subsidiary in Germany (MMG) in order to
focus more resources on other markets.   See Note 3, IMPAIRMENT LOSS.

GOODWILL. At October 31, 1998, other assets and investments include $600,000 of goodwill for OCLI Asia that is being amortized over fifteen years.

8.    STOCKHOLDERS' EQUITY
--------------------------

STOCKHOLDER RIGHTS PLAN. On December 16, 1997, the Company's Board of Directors approved a new Stockholder Rights Plan (the "Plan") to succeed the Stockholder Rights Plan first adopted on November 25, 1987. Under the terms of the Plan, which expires in November 1999, the Company declared a dividend of preferred stock purchase rights which only become exercisable, if not redeemed, ten days after a person or group has acquired 20% or more of the Company's common stock or the announcement of a tender offer which would result in a person or group acquiring 30% or more of the Company's common stock. Under certain circumstances, the plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock or the common stock of the acquirer at an exercise price of half the market price. On December 15, 1998, the Board of Directors approved an amendment to the Plan which deletes or modifies references to "Continuing Directors" in order to comply with recent changes in Delaware law.

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

In 1995, as part of the financing of the acquisition of a controlling interest in Flex Products, the Company issued 12,000 shares of 8% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") in consideration for $1,000 per share. The Series C Preferred Stock was convertible into common stock at any time by the holders at a conversion price of $10.50 per common share (subject to adjustment in certain circumstances). The Series C Preferred Stock was redeemable at the option of the Company commencing two years from the date of issuance (if the Company's common stock is trading at $17 per share or more for any 20 consecutive day period) and, after three years, unconditionally, at 108% of the purchase price per share, declining to 100% over four years. The holders of the Series C Preferred Stock were entitled to receive a cumulative annual dividend of $80 per share, which was payable quarterly and had preference to any other dividends paid by the Company.

In fiscal 1997, 5,750 shares of the Company's 8% Series C Convertible Redeemable Preferred Stock, plus accrued dividends, were converted into approximately 555,000 shares of common stock.

In fiscal 1998, the Company called for redemption the remaining shares of 8% Series C Convertible Redeemable Preferred Stock. The remaining 6,250 shares plus accrued dividends, were subsequently converted by the holders into approximately 599,000 shares of common stock.

9.   EMPLOYEE STOCK OPTION PLANS
--------------------------------

Pursuant to the terms of the Company's employee stock option plans, an aggregate of 2,330,441 shares of Company common stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees. Options are granted with exercise prices equal to the market price of the Company's common stock at the date of grant.

Information with respect to stock options outstanding and options exercisable at October 31, 1998 is as follows:


                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 ----------------------------------  -----------------------
                                WEIGHTED
                                 AVERAGE   WEIGHTED                 WEIGHTED
                               REMAINING    AVERAGE                  AVERAGE
RANGE OF         OUTSTANDING CONTRACTUAL   EXERCISE  EXERCISABLE    EXERCISE
EXERCISE PRICES  AT 10/31/98        LIFE      PRICE  AT 10/31/98       PRICE
============================================================================

$6.125-$8.375       127,250         1.15      $6.68      127,250      $ 6.68
$9.625-$10.75       773,311         2.98     $10.25      504,089      $10.34
$12.125-$14.325     504,820         4.05     $13.92       44,852      $12.60
$15.00-$19.00       100,500         4.66     $17.10            0
                  ---------                              -------
                  1,505,881                              676,191
                  =========                              =======

In the second quarter of 1998, the Company's Chairman of the Board and former Chief Executive Officer exercised options for 770,666 shares of common stock of the Company and turned in 117,296 shares for payment of withholding taxes. The $5.8 million exercise price of the options was paid with a full recourse promissory note that was repaid with interest at 7.5% in the third quarter of 1998.

In May 1997, the Board of Directors approved a stock option repricing program under which stock options with exercise prices above $14.00 per share were repriced to the then current market value of the Company's common stock of $9.63. A total of 162,000 shares, with exercise prices ranging from $14.13 per share to $17.38 per share, were exchanged under this program. The exchange of such options is presented in the following table as cancellations and subsequent grants.

Stock option activity for the three years ended October 31, was:
                                                                  WEIGHTED
                                                 NUMBER OF         AVERAGE
                                                    SHARES  EXERCISE PRICE
==========================================================================
BALANCE AT NOVEMBER 1, 1995                      1,531,800          $ 7.47
Granted                                            546,450           11.81
Exercised                                         (229,800)           7.45
Canceled                                           (13,200)           9.16
--------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1996                      1,835,250            8.75
Granted                                            708,800           10.48
Exercised                                         (268,849)           8.52
Canceled                                          (272,792)          12.53
--------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1997                      2,002,409            8.88
Granted                                            509,000           14.86
Exercised                                         (964,424)           7.61
Canceled                                           (41,104)          12.56
BALANCE AT OCTOBER 31, 1998                      1,505,881           11.64
==========================================================================
EXERCISABLE AT OCTOBER 31, 1998                    676,191           $9.80
==========================================================================

The Company's subsidiary, Flex Products, a non-public company, has a non-qualified stock option plan. After taking into account a one hundred to one stock split in 1998, at October 31, 1998 the plan had 1,000,000 shares of common stock authorized for issuance against 10,000,000 shares outstanding of Flex Products to key members of Flex Products' management.

The options have vesting periods from two to four years with five-year terms. At October 31, 1998, Flex Products' outstanding options were exercisable at prices ranging from $4.39 to $4.89, with weighted average remaining lives of 3.29 years.

Flex Products' stock option activity for the three years ended October 31, was:
                                                                    WEIGHTED
                                                 NUMBER OF           AVERAGE
                                                    SHARES    EXERCISE PRICE
============================================================================
BALANCE AT NOVEMBER 1, 1995
Granted                                          1,027,100             $4.44
Exercised
Canceled
----------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1996                      1,027,100              4.44
Granted                                             20,000              4.89
Exercised
Canceled                                           (44,600)             4.43
----------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1997                      1,002,500              4.47
Granted                                            370,000              4.67
Exercised
Canceled                                          (444,300)             4.48
----------------------------------------------------------------------------
BALANCE AT OCTOBER 31, 1998                        928,200              4.55
============================================================================
EXERCISABLE AT OCTOBER 31, 1998                    341,710             $4.44
============================================================================

In 1997, the Company adopted the disclosure requirements of SFAS 123 that provide for the disclosure of pro forma net earnings and net earnings per share as if the fair value method of accounting had been adopted at the beginning of fiscal 1996. If compensation expense had been determined for stock options granted in 1998, 1997 and 1996 using the fair value method at the date of grant, consistent with the provisions of SFAS 123, the Company's pro forma net earnings and earnings per share would have been as follows:


(Amounts in thousands, except per share amounts)        1998     1997    1996
=============================================================================
Net income as reported ............................   $7,339   $7,125  $5,196
Pro forma compensation adjustment..................   (1,669)  (1,597)   (997)
                                                      ------   ------  ------
     Pro forma net income per share................   $5,670   $5,528  $4,199
                                                      ======   ======  ======
Basic earnings per share:
  Net income per share, as reported................   $ 0.62   $ 0.63  $ 0.44
  Pro forma compensation adjustment................    (0.15)   (0.16)  (0.10)
                                                      ------   ------  ------
    Pro forma net income per share.................   $ 0.47   $ 0.47  $ 0.34
                                                      ======   ======  ======
Diluted earnings per share:
  Net income per share, as reported................   $ 0.59   $ 0.60  $ 0.41
  Pro forma compensation adjustment................    (0.14)   (0.15)  (0.10)
                                                      ------   ------- ------
     Pro forma net income per share................   $ 0.45   $ 0.45  $ 0.31
                                                      ======   ======  ======

The weighted average fair value of options granted during 1998, 1997 and 1996 was $5.75, $5.60 and $6.25, respectively. The weighted average fair value of Flex Products' options granted during 1998, 1997 and 1996 was $1.06, $1.39 and $0.83. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                     1998     1997      1996
============================================================================
COMPANY OPTIONS:
Expected dividend yield............................  0.8%     0.7%      0.7%
Expected volatility................................ 43.0%    59.0%     59.0%
Risk-free interest rate............................  5.7%     5.5%      5.6%
Expected term (years)..............................    4        5         5

FLEX PRODUCTS OPTIONS:
Expected dividend yield (not applicable)
Expected volatility (not applicable)
Risk-free interest rate............................  5.5%     6.2%      6.1%
Expected term (years)..............................    5        6         4


INCOME TAXES
------------

The provision for income taxes consisted of:

(Amounts in thousands)                                1998     1997     1996
============================================================================
CURRENT:
   Federal......................................... $2,722   $2,537   $2,120
   State...........................................    916      225      309
   Foreign.........................................    129      116     (149)
                                                    ------   ------   ------
                                                     3,767    2,878    2,280
                                                    ------   ------   ------
DEFERRED:
   Federal.........................................   (258)   1,061    1,535
   State...........................................   (612)     598     (369)
   Foreign.........................................    439       85      (21)
                                                    ------   ------   ------
                                                      (431)   1,744    1,145
                                                    ------   ------   ------
                                                    $3,336   $4,622   $3,425
                                                    ======   ======   ======

The reconciliation of the effective income tax rate to the federal statutory rate was as follows:
                                                        1998   1997     1996
============================================================================
Statutory federal income tax rate...................   34.0%  34.0%    34.0%
State taxes, net of federal tax benefit.............    4.0    5.7      7.1
Foreign losses not previously benefited.............   (8.8)
Foreign income taxes at rates different
  than U.S. statutory rates.........................    0.8   (0.5)     4.8
Business tax credits (state tax
  credits net of federal tax effect)................   (2.3)  (2.9)   (10.3)
Tax benefit from foreign sales corporation..........   (3.8)  (2.7)    (1.7)
Non-deductible expenses, primarily foreign losses...    2.5    4.2      3.3
Other...............................................    1.3   (0.5)    (0.2)
                                                       ----   ----     ----
    Effective tax rate..............................   27.7%  37.3%    37.0%
                                                       ====   ====     ====

DEFERRED TAX ASSETS (LIABILITIES). The Company's deferred tax assets and liabilities at October 31, 1998 and 1997 under SFAS 109 arise from the following temporary differences in accounting for financial versus tax reporting purposes:

(Amounts in thousands)                                       1998       1997
============================================================================
CURRENT:
Valuation reserves and accruals not deductible
  for tax purposes until paid or utilized...........       $4,060     $5,527
Intercompany profit eliminated for financial
  reporting purposes which is taxable currently.....          263        266
Domestic net operating losses available
  for carryforward..................................        4,599        983
Asset valuation difference between financial and
  tax reporting basis due to purchase accounting....           73        131
Other...............................................          316        (54)
                                                           ------     ------
  Total deferred tax assets.........................        9,311      6,853
                                                           ------     ------
NONCURRENT:
Domestic net operating losses available for carry-
  forward...........................................        1,627      2,678
Foreign net operating losses available for carry-
  forward...........................................          751      2,686
Tax depreciation greater than financial reporting
  depreciation......................................       (5,500)    (3,920)
Intangible assets, difference between financial and
  tax reporting basis and periods...................         (459)      (816)
Burden and interest on self-constructed assets ex-
  pensed for tax purposes and depreciated for
  financial reporting purposes......................         (816)      (555)
Costs required to be capitalized under the uniform
  capitalization tax rules which are deducted for
  financial reporting purposes......................          309        169
Liability for postretirement health benefits not
  deductible for tax purposes until paid............          967        747
State tax credits eligible for carryforward.........        1,353        614
Other...............................................         (293)       296
                                                            -----     ------
                                                           (2,061)     1,899
Less valuation allowance............................         (751)    (2,684)
                                                           ------     ------
                                                           (2,812)      (785)
                                                           ------     ------
  Total deferred tax balances.......................       $6,499     $6,068
                                                           ======     ======

As a result of the sale of the assets of its MMG division and the resulting impairment loss in 1998, the Company recognized tax benefits relating to certain foreign operating losses that had not been tax benefited in prior periods. The Company has provided a valuation allowance related to the deferred tax asset resulting from the remaining operating loss carry-forwards of certain of its other foreign subsidiaries until the realization of tax benefits resulting from those losses is determined to be more likely than not. The 1998 valuation allowance decrease is attributable to the change in the deferred tax asset resulting from foreign operating loss carryforwards.

At October 31, 1998, the Company has domestic net operating loss carry-forwards of $17.2 million. If not used, $4.0 million will expire in 2006, $3.6 million will expire in 2007, and $9.6 million will expire in 2018. The Company has California Manufacturers' Investment Credit carryforwards of $867,000 and California Research Credit carryforwards of $485,000.
If not used, a portion of those credit carryforwards will expire between 2006 and 2008.

Income taxes have not been provided on approximately $6.8 million of unremitted earnings of the Company's subsidiary in Scotland. The Company intends to continue to reinvest these amounts in the subsidiary's operations. Should any of these amounts be distributed to the Company, any taxes on these distributions would be substantially offset by foreign tax credits.

11.   EMPLOYEE BENEFIT PLANS
----------------------------

U.S. OPERATIONS.  The Company has a 401(k)/Employee Stock Ownership Plan
(ESOP) defined contribution retirement plan for its non-Flex Products employees and a 401(k) plan with a Company match for the employees of Flex Products. Company contributions for non-Flex Products employees are a combination of a 401(k) matching contribution of 25% of the first 6% of employee contributions plus a contribution to the ESOP plan based on the Company's proportional share of pre-tax profits. Prior to fiscal 1997, all Company contributions to non-Flex employees were to the ESOP and were determined under a profit sharing formula. Company contributions for Flex Products employees are 75% of the first 6% of employee contributions. Company matching contributions to the 401(k) plans are funded in cash. Company contributions to the ESOP are contributed in cash for the purchase of Company common stock or are contributed in the form of original issued shares of Company common stock. In fiscal 1998, 1997 and 1996, the Company contributed and charged to operations $1,740,000, $1,211,000 and $787,000 as contributions to its U.S. retirement plans.

SCOTTISH OPERATIONS. The Company's Scottish subsidiary maintains a contributory defined benefit pension program covering most of its employees. Benefits are primarily based on years of service and compensation. The program is funded in conformity with the requirements of applicable U.K. government regulations. Plan assets are invested in fixed interest and balanced fund units that are primarily comprised of corporate equity securities.

The funded status of the plan at October 31, 1998 and 1997 is as follows:

(Amounts in thousands)                                       1998     1997
==========================================================================

Plan assets at fair value ..........................      $ 8,504  $ 7,617
Projected benefit obligation........................      (10,387)  (8,856)
                                                          -------  -------
Plan assets greater (less) than projected benefit
  obligation........................................       (1,883)  (1,239)
Unrecognized net loss...............................        2,204    1,842
Unrecognized transition asset being amortized over
  19 years..........................................         (381)    (423)
                                                          -------  -------
    Prepaid (accrued) pension cost included in other
      assets (accrued expenses).....................      $   (60) $   180
                                                          =======  =======

At October 31, 1998, 1997 and 1996, the projected benefit obligations include accumulated benefit obligations of $9,236,000, $8,043,000 and $5,658,000 of which $9,232,000, $8,006,000, and $5,643,000 are vested.

A discount rate of 7% was used in determining the present value of the projected benefit obligation. The expected long-term rate of return on assets was 9% and the assumed rate of increase in future compensation levels was 5%.

The net pension expense for the Company's Scottish subsidiary recorded in 1998, 1997 and 1996 included the following components:

(Amounts in thousands)                                1998     1997     1996
============================================================================

Service-cost benefits earned during the period...... $ 565    $ 415    $ 364
Interest cost on projected benefit obligation.......   636      506      474
Actual return on plan assets........................  (766)    (616)    (674)
Net amortization and deferral.......................    46      (13)     163
                                                     -----    -----    -----
      Net pension expense........................... $ 481    $ 292    $ 327
                                                     =====    =====    =====

12.   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
-------------------------------------------------

The Company sponsors a contributory defined benefit postretirement plan for its U.S. operations which provides medical, dental and life insurance benefits to employees who meet age and years of service requirements prior to retirement and who agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits at any time.

The Company's contribution is a set amount per retiree depending on the retiree's years of service and dependent status at the date of retirement and the age of the retiree and dependents when benefits are provided. The retiree pays cost increases.

The postretirement plan's benefit obligation was as follows for the years ended October 31, 1998 and 1997:

(Amounts in thousands)                                         1998     1997
============================================================================

Accumulated postretirement benefit obligation:
Retirees............................................         $1,134   $1,017
Fully eligible plan participants ...................            170      341
Other active plan participants......................            947      810
                                                             ------   ------
      Total accumulated postretirement benefit
         obligation unfunded                                  2,251    2,168
Unrecognized loss...................................           (111)    (168)
                                                             ------   ------
      Accrued postretirement benefit obligation.....         $2,140   $2,000
                                                             ======   ======

The following components were included in net periodic postretirement benefit cost for the years ended October 31, 1998, 1997, and 1996:

(Amounts in thousands)                                1998     1997     1996
============================================================================

Service-cost benefits earned during the period...... $  79    $  71    $  69
Interest cost on accumulated post retirement benefit
  obligation........................................   166      165      141
Net amortization and deferral.......................    (7)      10       55
                                                     -----    -----    -----
      Net postretirement benefit cost............... $ 238    $ 246    $ 265
                                                     =====    =====    =====

Because the Company has established a maximum amount it will pay per retiree under the plan, health care cost trends do not affect the calculation of the accumulated benefit obligation or the net postretirement benefit cost. The weighted average discount rate used in determining the accumulated benefit obligation was 6.75% in 1998 and 8.0% in 1997 and 1996.

13.   CONTINGENCIES AND COMMITMENTS
-----------------------------------

LITIGATION. Over the past several years, the Company has been engaged in litigation in the United Kingdom (U.K.) involving infringement of a Company patent by the U.K. companies, Pilkington PE Limited and Pilkington PLC. The Company won its action at the Patents County Courts level but lost on appeal to the U.K. House of Lords. In October 1998, the Company settled the claim for approximately $850,000, most of which had been accrued in previous periods.

On March 17, 1997, Optical Corporation of America (OCA) and certain of its directors and officers (Affiliates) commenced suit against the Company in the Superior Court, Middlesex County, Commonwealth of Massachusetts. The complaint arose out of a letter of intent executed by the Company and OCA in March 1996 and an ensuing merger agreement executed by the Company and OCA in June 1996. Under the merger agreement, the Company would have acquired OCA. The complaint sought damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company due to the Company's alleged negligent misrepresentations to OCA and Affiliates and the Company's alleged breach of its letter of intent with OCA. The Company filed counterclaims against OCA and the Affiliates based on OCA's breach of the merger agreement and sought damages based on the difference between the value of OCA's business to the Company and the agreed upon purchase price under the merger agreement. In January 1999, after the end of the fiscal year, the Company, OCA and OCA's shareholders settled the litigation. Settlement proceeds, net of applicable legal expenses approximated $3 million, which will be recorded as revenue in the first quarter of fiscal 1999. In addition to the cash proceeds, the Company will receive $1 million in business transaction value through product purchase discounts or purchase of OCLI products over a period not to exceed three years. Future business opportunities, not expected to affect Company results over the next twelve months, were also included in the agreement.

In July of 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block an attempted initial public offering by Flex Products arguing that such an offering without SICPA's consent was prohibited by Flex Products' articles of incorporation, as well as by certain contractual provisions between the Company and SICPA. In fiscal 1998, the Company announced that it had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, the Company and SICPA agreed to modify their co-ownership agreement to enable OCLI to more effectively manage the day-to-day operations of Flex Products, to allow for public financing of Flex Products' operations and to modify the License and Supply Agreement between Flex Products and SICPA. The modification to the License and Supply Agreement provided for more attractive scheduled pricing discounts on higher volume purchases and changed the scheduled order patterns to be consistent with the Company's fiscal quarters. In addition, the Company purchased $2.6 million of Flex Products' working capital loan from SICPA. On December 22, 1998, after the end of the Company's fiscal year, the Company purchased SICPA's 40% interest in Flex Products.

In 1997, Flex Products filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation (BASF) and BASF AG infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requested that the Court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also sought damages for the infringement, including treble damages if the infringement was intentional. In October 1998, a settlement agreement was reached between Flex Products and both BASF companies under which Flex has agreed to allow BASF to make, use and sell two specific forms of a special effects pigment for use within limited application fields in exchange for a series of payments to be based upon BASF's revenues on the sale of those pigments.

CONCENTRATIONS OF CREDIT RISK. The Company grants credit to customers, subject to credit approval, for most of its sales. At October 31, 1998, accounts receivable from customers in foreign countries was $21 million, or 54%, of accounts receivable with approximately $8 million receivable from customers in Asia and approximately $13 million receivable from customers in Europe and other countries.

OPERATING LEASE AGREEMENTS. The Company and its subsidiaries lease computer equipment, manufacturing space and warehouse space. The operating lease payments are recorded as rental expense and totaled $7,104,000, $6,351,000 and $4,881,000 for 1998, 1997 and 1996. Future minimum operating lease payments amount to $24.9 million, and for the years 1999 through 2003 are $6,665,000 $5,845,000, $5,178,000, $3,020,000 and $777,000 under operating lease agreements in effect at October 31, 1998.

EMPLOYMENT AGREEMENTS. The Company has approved employment agreements for officers and employment assurance agreements for certain management and technical employees, as well as increases in severance benefits for full-time employees, to be effective in the event of certain changes in control of the Company. These agreements are currently effective through 1999.

14.   INFORMATION ON OPERATIONS
-------------------------------

INVENTORIES.   Inventories as of October 31, 1998 and 1997 consisted of:

(Amounts in thousands)                                        1998     1997
===========================================================================

Raw materials and supplies .............................   $ 7,138  $ 7,541
Work-in-process ........................................    13,148   12,308
Finished goods..........................................     4,947    2,980
                                                           -------  -------
      Total inventories.................................   $25,233  $22,829
                                                           =======  =======

INTEREST. Interest expense and amounts capitalized were as follows for the years ended October 31, 1998, 1997 and 1996:

(Amounts in thousands)                                1998     1997     1996
============================================================================
Interest costs incurred..........................   $4,312   $4,249   $4,696
Less amounts capitalized.........................      697      219    1,172
                                                    ------   ------   ------
      Net interest expense.......................   $3,615   $4,030   $3,524
                                                    ======   ======   ======

SALES INFORMATION. Significant customers and sales to the federal government were as follows:

The Company's largest customer in 1998 accounted for 21% of consolidated revenues. The Company's largest customer in 1997 and 1996 accounted for 14% and 13% of consolidated revenues.

Sales of products and services to the federal government, primarily under subcontracts, were 4%, 6% and 9% of net revenues in 1998, 1997 and 1996. Certain of these contracts are subject to cost review by various governmental agencies. Management believes that adjustments, if any, will not be material to the operating results of the Company.

FOREIGN OPERATIONS. Certain information regarding the Company's domestic and foreign revenues is as follows:

(Amounts in thousands)
                                   CANADA   EUROPE     ASIA
                          UNITED      AND      AND      AND   ELIMI-
                          STATES OTHER(1) OTHER(1) OTHER(1)  NATIONS    TOTAL
=============================================================================
FISCAL YEAR ENDED OCTOBER 31, 1998:

Domestic revenues and
 revenue of foreign
 operations             $106,019          $29,664  $14,924  $(1,056) $149,551
 Export sales from
  the U.S.                        $54,528  40,224   27,890  (16,569)  106,073
Transfers between
  regions                   (598)          (5,930) (11,097)  17,625
                        --------  -------  ------  -------  -------   -------
Revenues from customers $105,421  $54,528 $63,958  $31,717  $    --  $255,624
                        ========  ======= =======  =======  =======  ========

FISCAL YEAR ENDED OCTOBER 31, 1997:
Domestic revenues and
 revenues of foreign
 operations              $98,025          $31,411  $ 8,295  $(2,709) $135,022
Export sales from
 the U.S.                         $19,571  45,855   30,023  (12,642)   82,807
Transfers between
 regions                  (2,709)          (6,669)  (5,973)  15,351
                         -------  ------- -------  -------  -------  --------
Revenues from customers  $95,316  $19,571 $70,597  $32,345  $    --  $217,829
                         =======  ======= =======  =======  =======  ========

FISCAL YEAR ENDED OCTOBER 31, 1996:
Domestic revenues and
 revenues of foreign
 operations              $99,543           $38,795           $ (815) $137,523
Export sales from
 the U.S.                         $ 1,640   34,106  $25,296  (9,370)   51,672
Transfers between
 regions                    (815)           (9,370)          10,185
                         -------   ------  -------  -------  ------  --------
Revenues from customers  $98,728   $1,640  $63,531  $25,296  $   --  $189,195
                         =======   ======  =======  =======  ======  ========

Transfers between regions represent intercompany sales of products and intercompany compensation for services.

(1) Other sales, which constitute less than 10% of consolidated sales, are aggregated by region based on geographic proximity.

Certain information regarding the Company's operations by region is as follows:

                                  UNITED                   ELIMI-
(Amounts in thousands)            STATES   EUROPE   JAPAN  NATIONS     TOTAL
=============================================================================
FISCAL YEAR ENDED OCTOBER 31, 1998:
Income (Loss) from operations    $ 22,972 $(7,083) $ (689) $  (328)  $ 14,872
                                 ======== =======  ======  =======   ========

Identifiable assets              $208,733 $21,773  $9,077  $(25,997) $213,586
                                 ======== =======  ======  ========  ========

FISCAL YEAR ENDED OCTOBER 31, 1997:
Income (Loss) from operations    $ 16,206 $   385  $ (316) $   (328) $ 15,947
                                 ======== =======  ======= ========  ========

Identifiable assets              $170,443 $32,646  $5,570  $(25,166) $183,493
                                 ======== =======  ======  ========  ========

FISCAL YEAR ENDED OCTOBER 31, 1996:
Income (Loss) from operations    $ 12,812 $  (410) $   --  $    --   $ 12,402
                                 ======== =======  ======  ========  ========

Identifiable assets              $146,869 $59,715  $   --  $(33,813) $172,771
                                 ======== =======  ======  ========  ========

COMPONENTS OF EARNINGS. Components of earnings (loss) before provision for income taxes and minority interest were as follows:

 (Amounts in thousands)                             1998       1997      1996
=============================================================================
Domestic........................................ $20,436    $12,587   $10,796
Foreign.........................................  (8,410)(1)   (209)   (1,539)
                                                 -------    -------   -------
                                                 $12,026    $12,378   $ 9,257
                                                 =======    =======   =======

 (1) In the fourth quarter of 1998, the Company recorded an impairment loss of $8.6 million in connection with the sale of the operating assets of its MMG division and recorded restructuring charges of $586,000 pursuant to a plan of restructuring approved in the fourth quarter of 1998. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                    SUPPLEMENTAL FINANCIAL INFORMATION
                    ----------------------------------
                                (Unaudited)

Results of operations for each quarter of fiscal 1998 were as follows:
(Amounts in thousands, except per share data)

                                        THREE MONTHS ENDED
                                 ---------------------------------
                                 JAN 31,  APR 30, JUL 31,  OCT 31,    FISCAL
                                    1998     1998    1998  1998(1)   1998(1)
============================================================================
Revenues                         $ 53,373 $64,345 $67,393  $70,513  $255,624
Gross profit                       17,138  21,861  22,931   24,024    85,954
Income (Loss) before provision
  for income taxes and minority
  interest                          2,905   5,620   5,699   (2,198)   12,026
Net income (loss)                   1,596   3,049   3,421     (727)    7,339
Net income applicable to common
  stock                          $  1,471 $ 2,924 $ 3,421  $  (727) $  7,089
                                 ======== ======= =======  =======  ========
Net income per share, basic      $    .14 $   .27 $   .28  $  (.06) $    .62
                                 ======== ======= =======  =======  ========
Net income per share, diluted    $    .13 $   .25 $   .27  $  (.06) $    .59
                                 ======== ======= =======  =======  ========
Weighted average number of common
  shares used to compute basic
  earnings per share              10,625   10,903  12,009   12,061   11,388
                                 =======  ======= =======  =======  =======
Weighted average number of common
  shares used to compute diluted
  earnings per share              11,396   11,553  12,546   12,546   11,999
                                 =======  ======= =======  =======  =======

Results of operations for each quarter of fiscal 1997 were as follows:

(Amounts in thousands, except per share data)

                                        THREE MONTHS ENDED
                                 ----------------------------------
                                 JAN 31,  APR 30, JULY 31,  OCT 31,   FISCAL
                                    1997     1997     1997     1997     1997
============================================================================
Revenues                         $45,720  $53,516  $59,997  $58,596 $217,829
Gross profit                      15,521   18,674   19,790   20,637   74,622
Income before provision for
  income taxes and minority
  interest                         1,573    2,759    3,912    4,134   12,378
Net income                           907    1,513    1,994    2,711    7,125
Net income applicable to
  common stock                   $   667  $ 1,326  $ 1,853  $ 2,586 $  6,432
                                 =======  =======  =======  ======= ========
Net income per share, basic      $   .07  $   .13  $   .18  $   .25 $    .63
                                 =======  =======  =======  ======= ========
Net income per share, diluted    $   .07  $   .13  $   .17  $   .23 $    .60
                                 =======  =======  =======  ======= ========
Weighted average number of
  common shares used to compute
  basic earnings per share         9,777   10,069   10,372   10,541   10,191
                                 =======  =======  =======  ======= ========

Weighted average number of common
  shares used to compute diluted
  earnings per share              10,165   10,410   11,135   11,148   10,673
                                 =======  =======  =======  ======= ========

 (1) In the fourth quarter of 1998, the Company recorded an impairment loss of $8.6 million in connection with the sale of the operating assets of its MMG division and recorded restructuring charges of $586,000 pursuant to a plan of restructuring approved in the fourth quarter of 1998. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and 13 of Form 10-K is omitted since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended October 31, 1998, a definitive proxy statement pursuant to Regulation 14A in connection with its 1998 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K is incorporated by reference into
Item 10.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      1. CONSOLIDATED FINANCIAL STATEMENTS:

The following consolidated financial statements of Optical Coating Laboratory, Inc. are included in Item 8:
                                                                PAGE(S)
            Independent Auditors' Reports.....................  24-25
            Consolidated Balance Sheets.......................     26
            Consolidated Statements of Income.................     27
            Consolidated Statements of Cash Flows.............  28-29
            Consolidated Statements of Common Stockholders'
               Equity.........................................     30
            Notes to Consolidated Financial Statements........     31
            Supplemental Financial Information................     47


(A)     2.  FINANCIAL STATEMENT SCHEDULES

            The following consolidated financial statement schedules are included in Item 14(d):

            Schedule II - Valuation and Qualifying accounts...    52

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

EXHIBIT
NO.                                 DESCRIPTION
============================================================================

3.1 Restated Certificate of Incorporation. Incorporated by reference to Exhibit (4)(a) of the Registrant's Form 10-Q for the quarter ended July 31, 1988.

3.2 By-Laws. Incorporated by reference to Exhibit (3)(b) of the Registrant's Form 8-K under Item 5 dated November 20, 1987.

4.0 Stockholder Rights Agreement between the Registrant and ChaseMellon Shareholder Services L.L.C. dated December 16, 1997. Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-K for the year ended October 31, 1997.

4.1 Form of Note Purchase Agreement dated as of July 30, 1998 for the private placement of $30 million of 6.69% Senior Notes due July 31, 2008 with Modern Woodman of America, American Life and Casualty Insurance Company, Massachusetts Mutual Life Insurance Company, Baystate Health Systems, Inc. and Principal Life Insurance Company. Incorporated by reference to Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.

4.2 Credit Agreement dated as of July 31, 1998 among the Registrant, Bank of America National Trust and Savings Association, as Agent, Letter of Credit Issuing Bank and the Other Financial Institutions Party Thereto. Incorporated by reference to Exhibit 4.0 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.

4.3* Waiver and First Amendment, dated as of January 8, 1999 and effective as of October 31, 1998, to Credit Agreement dated as of July 31, 1998 among the Registrant, Bank of America National Trust and Savings Association, as Agent, Letter of Credit Issuing Bank and The Other Financial Institutions Party Thereto.

4.4 Secured Promissory Note between Optical Coating Laboratory, Inc. and Aid Association for Lutherans dated November 8, 1995. Incorporated by reference to Exhibit 4.8 of the Registrant's Form 10-K for the year ended October 31, 1995.

4.5 Capital Equipment Lease Agreement dated as of February 20, 1996 between Optical Coating Laboratory, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.10 of the Registrant's Form 10-K for the year ended October 31, 1996.

4.6 Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex Products, Inc. and Fleet Credit Corporation. Incorporated by reference to Exhibit 4.11 of the registrant's Form 10-K for the year ended October 31,1996.

4.7 Credit Agreement dated as of May 20, 1997 between Optical Coating Laboratory, Inc. as Borrower and ABN AMRO Bank N.V. as bank. Incorporated by reference to Exhibit 4.2 of the Registrant's form 10-Q for the quarter ended April 30, 1997.

9     Not applicable.

10.0 Registrant's Employee Stock Ownership Plan (OCLI ESOP+), as amended. Incorporated by reference to Exhibit (10)(c) of the Registrant's Form 10-K for the year ended October 31, 1988.

EXHIBIT
NO.                                 DESCRIPTION
============================================================================


10.1 Registrant's 1998 Incentive Compensation Plan. Incorporated by reference to Exhibit 99 of the Registrant's Form S-8 dated December 14, 1998. (1)

10.2 Registrant's 1996 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1996. (1)

10.3 Registrant's 1995 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 10, 1995. (1)

10.4 Registrant's 1993 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1993. (1)

10.5 Registrant's 1992 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated March 8, 1992. (1)

10.6 Registrant's 1991 Incentive Compensation Plan. Incorporated by reference to Exhibit A of the Registrant's Proxy Statement dated February 25, 1991. (1)

10.7  Form of Directors' and Officers' Indemnification Agreement.
      Incorporated by reference to Exhibit (10)(j) of the Registrant's Form 10-K for the year ended October 31, 1987. (1)

10.8  Form of Change in Control Employment Agreements between the
      Registrant and its Executive Officers dated November 20, 1997. Incorporated by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended October 31, 1997. (1)

10.9 Form of Employment Assurance Agreements between the Registrant and its key technical and professional employees dated as of November 20, 1997. Incorporated by reference to Exhibit 10.8 of Registrant's Form 10-K for the year ended October 31, 1997. (1)

10.10*Settlement agreement between the Registrant, SICPA Holding S.A. and
      Flex Products, Inc. dated November 27, 1997. (Confidential treatment has been requested on portions of this document.)

10.11*Second Amendment to the License and Supply Agreement by and between Flex Products, Inc. and SICPA Holding S.A. dated December 22, 1998. (Confidential treatment has been requested on portions of this document.)

10.12 Agreement by and between JDS FITEL Inc. and Optical Coating
      Laboratory, Inc. dated February 1, 1997. Incorporated by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended October 31, 1997. (Confidential treatment has been requested on portions of this document.)

10.13 First Amendment, dated February 2, 1997, to Agreement by and Between JDS FITEL, Inc. and Optical Coating Laboratory, Inc. dated February 1, 1997. Incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended October 31, 1997. (Confidential treatment has been requested on portions of this document.)


10.14 Second Amendment, dated June 1, 1997, to Agreement by and Between JDS FITEL, Inc. and Optical Coating Laboratory, Inc. dated February 1, 1997. Incorporated by reference to Exhibit 10.14 of Registrant's Form 10-K for the year ended October 31, 1997. (Confidential treatment has been requested on portions of this document.)

10.15*1999 Management Incentive Plan (1)

11    Not applicable

12    Not applicable

EXHIBIT
NO.                                 DESCRIPTION
============================================================================

13    Not applicable

16    Not applicable

18    Not applicable

21*   Subsidiaries of the Registrant

22    Not applicable

23*   Independent Auditors' Consent and Report on Schedules-Deloitte &
      Touche LLP

23*   Independent Auditors' Consent-KPMG LLP

24    Not applicable

27*   Financial Data Schedule for the year ended October 31, 1998

28    Not applicable

99    Not applicable

*     An asterisk designates items not previously filed.

(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

(b)   Reports on Form 8-K

      (1) Form 8-K filed November 18, 1998 reporting under Item 5 the Registrant's announcement that it has sold the assets of its MMG Division in Germany.

      (2) Form 8-K filed December 22, 1998 reporting under Item 5 the Registrant's announcement that it has signed a definitive agreement to acquire the 40% interest in Flex Products, Inc. held by SICPA Holding S.A.



             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS (S-X, RULE 12-09)
     -----------------------------------------------------------------
                          (AMOUNTS IN THOUSANDS)

COLUMN A                      COLUMN B       COLUMN C       COLUMN D COLUMN E
--------                      --------       --------       -------- --------
                                            ADDITIONS
                                         ----------------
                           BALANCE AT CHARGED TO CHARGED  DEDUCTIONS   BALANCE
                           BEGINNING  COSTS AND  TO OTHER AMOUNTS    AT END OF
DESCRIPTION                OF PERIOD  EXPENSES   ACCOUNTS CHRGD OFF     PERIOD
-----------                ---------  --------   -------- ---------- ---------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

Year ended October 31, 1998     $1,884     568    (36)(a)       585    $1,831
                                ======    ====   =======      =====    ======
Year ended October 31, 1997     $1,775    $642   $(31)(a)     $ 502    $1,884
                                ======    ====   =======      =====    ======
Year ended October 31, 1996     $1,229    $674   $ (7)(a)     $ 121    $1,775
                                ======    ====   =======      =====    ======

(a)The 1998, 1997 and 1996 balances consist of recoveries and foreign currency translation effects.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: JANUARY 29, 1999              OPTICAL COATING LABORATORY, INC.


                                    BY:  /S/CRAIG B. COLLINS
                                        ----------------------------
                                        Craig B. Collins
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                TITLE                          DATE
============================================================================



/S/CHARLES J. ABBE          PRESIDENT, CHIEF EXECUTIVE OFFICER
-------------------------             AND DIRECTOR
Charles J. Abbe              (Principal Executive Officer)  JANUARY 29, 1999


/S/CRAIG B. COLLINS             VICE PRESIDENT, FINANCE     JANUARY 29, 1999
-------------------------     AND CHIEF FINANCIAL OFFICER
Craig B. Collins             (Principal Financial Officer)


/S/HOLLY D. NEAL                  CORPORATE CONTROLLER      JANUARY 29, 1999
-------------------------    (Principal Accounting Officer)
Holly D. Neal


/S/HERBERT M. DWIGHT, JR.       CHAIRMAN OF THE BOARD       JANUARY 29, 1999
-------------------------
Herbert M. Dwight, Jr.


/S/JOHN MCCULLOUGH                      DIRECTOR            JANUARY 29, 1999
-------------------------
John McCullough


/S/ DOUGLAS C. CHANCE                   DIRECTOR            JANUARY 29, 1999
-------------------------
Douglas C. Chance


/S/ SHOEI KATAOKA                       DIRECTOR            JANUARY 29, 1999
-------------------------
Shoei Kataoka


/S/JULIAN SCHROEDER                     DIRECTOR            JANUARY 29, 1999
-------------------------
Julian Schroeder


/S/RENN ZAPHIROPOULOS                   DIRECTOR            JANUARY 29, 1999
------------------------
Renn Zaphiropoulos