Form 10-Q
period 1999-01-31
OPTICAL COATING LABORATORY INC
filed 1999-03-17
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1999

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           TITLE                                     OUTSTANDING
           -----                                     -----------
Common Stock, $.01 par value               12,228,204 at February 28, 1999

PART 1.  FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS
             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------
                                                January 31,     October 31,
ASSETS                                                 1999            1998
===========================================================================
(Dollars in thousands)                          (Unaudited)

CURRENT      Cash and cash equivalents             $ 14,324       $ 40,880
ASSETS       Accounts receivable, net of
               allowance for doubtful
               accounts of $1,797 and $1,831         39,392         38,585
             Inventories                             21,268         25,233
             Income taxes receivable                  2,511
             Deferred income tax assets               5,186          9,311
             Other current assets                     6,015          1,822
                                                   --------       --------
                       Total Current Assets          88,696        115,831

OTHER         Deferred income taxes                     536            716
ASSETS        Property, plant and equipment
                held for sale                           531          3,183
              Goodwill and other assets              23,801          4,151

PROPERTY,     Land and improvements                   9,116          9,116
PLANT AND     Buildings and improvements             36,563         36,171
EQUIPMENT     Machinery and equipment               125,376        123,261
              Construction-in-progress               14,269         12,722
                                                   --------       --------
                                                    185,324        181,270
              Less accumulated depreciation         (94,082)       (91,565)
                                                   --------       --------
              Property, plant and equipment-net      91,242         89,705
                                                   --------       --------
                       Total Assets                $204,806       $213,586
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
==========================================================================
CURRENT       Accounts payable                     $  6,667       $  8,423
LIABILITIES   Accrued expenses                        7,883          9,935
              Accrued compensation expenses           6,866         10,365
              Income taxes payable                      252            708
              Current maturities on long-term debt    5,903          6,026
              Notes payable                           3,612          4,483
              Deferred revenue                        4,504            761
                                                   --------       --------
                       Total Current Liabilities     35,687         40,701

NONCURRENT    Accrued postretirement health
LIABILITIES     benefits and pension liabilities      2,269          2,241
              Deferred revenue                        1,050
              Deferred income tax liabilities         8,399          3,528
              Long-term debt                         51,870         52,373
              Minority interest                                     12,520

STOCKHOLDERS' Common stock, $.01 par value;
EQUITY          authorized 30,000,000 shares;
                issued and outstanding 12,215,000
                and 12,087,000 shares                   122            121
              Paid-in capital                        72,120         69,993
              Retained earnings                      33,258         31,951
              Accumulated other comprehensive
                income                                   31            158
                                                   --------       --------
               Stockholders' Equity                 105,531        102,223
                                                   --------       --------
                       Total Liabilities and
                         Stockholders' Equity      $204,806      $213,586
                                                   ========      ========
The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         AND COMPREHENSIVE INCOME
                         ------------------------
                                (Unaudited)

For the three months ended January 31, 1999 and 1998
(Amounts in thousands, except per share amounts)
                                                       1999           1998
==========================================================================
REVENUES      Revenues                              $69,851        $53,373
              Cost of Sales                          48,632         36,235
                                                    -------        -------
                 Gross Profit                        21,219         17,138

COSTS AND     Operating Expenses:
EXPENSES        Research and development              4,644          3,821
                Selling and administrative           10,193          9,488
                Legal settlement, net                (2,960)
                In process research and
                 development charges                  2,906
                Amortization of intangibles             217            200
                                                    -------        -------
                   Total Operating Expenses          15,000         13,509
                                                    -------        -------
                      Income from Operations          6,219          3,629

              Nonoperating Income (Expense):
                Interest income                         318             84
                Interest expense                       (959)          (808)
                                                    -------        -------
EARNINGS      Income Before Provision for Income
                Taxes and Minority Interest           5,578          2,905
              Provision for income taxes              3,054          1,162
              Minority interest                         491            147
                                                    -------        -------
                   Net Income                         2,033          1,596
              Dividend on convertible redeemable                       125
                preferred stock                     -------        -------

                   Net Income Applicable to
                     Common Stock                     2,033          1,471

COMPRE-       Other comprehensive income (loss):
HENSIVE
INCOME          Foreign currency translation
                 adjustment, net of tax                (127)          (942)
                                                    -------        -------
              Comprehensive income                  $ 1,906        $   529
                                                    =======        =======
              Net Income Per Share, Basic           $   .17        $   .14
                                                    =======        =======
              Net Income Per Share, Diluted         $   .16        $   .13
                                                    =======        =======
              Weighted average number of common
                shares used to compute basic
                earnings per share                   12,142         10,625
                                                    =======        =======
              Weighted average number of common
                shares used to compute diluted
                earnings per share                   12,868         11,396
                                                    =======        =======

The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              -----------------------------------------------
                                (Unaudited)

For the three months ended January 31, 1999 and 1998
(Amounts in thousands)                                         1999     1998
============================================================================
OPERATIONS
             Cash Flow From Operations:
              Cash received from customers                 $ 53,208  $42,062
              Interest received                                 371       51
              Cash paid to suppliers and employees         (40,018)  (46,876)
              Interest paid                                   (523)     (808)
              Income taxes paid, net of refunds               (836)      (28)
                                                           -------   -------
                   Net Cash Provided By (Used For)
                      Operations                            12,202    (5,599)
                                                           -------   -------
INVESTMENTS
             Cash Flows From Investments:
              Purchase of remaining interest in
                Flex Products                              (30,035)
              Purchase of plant and equipment               (5,055)   (4,261)
                                                           -------    ------
                   Net Cash Used For Investments           (35,090)   (4,261)
                                                           -------    ------

FINANCING
             Cash Flows From Financing:
              Proceeds from long-term debt                      47     6,774
              Repayment of long-term debt                   (1,401)   (6,564)
              Proceeds from notes payable                                183
              Proceeds from exercise of stock options          849       335
              Proceeds from note to minority stockholder                 800
              Purchase of note from minority stockholder    (2,400)   (2,600)
              Payment of dividend on preferred stock                    (125)
              Payment of dividend on common stock             (726)     (636)
                                                           -------    ------
                   Net Cash Used For Financing              (3,631)   (1,833)
                                                           -------    ------
            Effect of exchange rate changes on cash            (37)     (105)
                                                           -------    ------

            Decrease in cash and cash equivalents          (26,556)  (11,798)
            Cash and cash equivalents at beginning
              of period                                     40,880    15,217
                                                           -------   -------
            Cash and cash equivalents at end of period     $14,324   $ 3,419
                                                           =======   =======

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
        -----------------------------------------------------------
                                (Unaudited)

For the three months ended January 31, 1999 and 1998
(Amounts in thousands)                                        1999      1998
============================================================================
ADJUSTMENTS
            Reconciliation of Net Income To Cash Flows From Operations:

              Net income                                   $ 2,033   $ 1,596
              Adjustments to reconcile net income to
                net cash provided by operations:
                  Depreciation and amortization              2,985     2,985
                  Minority interest in earnings of
                    subsidiaries                               491       147
                  Loss on disposal of equipment                557       210
                  Accrued postretirement health benefits        28        40
                  Other non-cash adjustments to net income     765       471

                 Change in:
                   Accounts receivable                        (905)   (3,364)
                   Inventories                               2,207    (2,004)
                   Income taxes receivable and income
                     taxes payable                          (2,454)      235
                   Deferred income taxes                     9,158       601
                   Other current assets and other assets
                     and investments                          (292)   (1,074)
                   Accounts payable, accrued expenses and
                     accrued compensation expenses          (7,164)   (6,508)
                   Deferred revenue                          4,793     1,066
                                                           -------   -------
                     Total adjustments                      10,169    (7,195)
                                                           -------   -------
                   Net Cash Provided By (Used For)
                     Operations                            $12,202   $(5,599)
                                                           =======   =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of 1999, the Company sold the operating assets of the Company's manufacturing subsidiary in Germany (MMG) for $4.3 million. The cash proceeds from the sale were received in February 1999, after the balance sheet date. The amount receivable from the sale is included in other current assets at January 31, 1999.

In the first quarter of 1999 and 1998, the Company issued 39,914 and 39,292 shares of common stock to the OCLI 401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contribution.

The accompanying notes are an integral part of these financial statements.

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         ---------------------------------------------------------
                For the three months ended January 31, 1999
                                (Unaudited)
                                                                Accumulated
                             Commmon Stock                      Other
                             --------------  Paid-In  Retained  Comprehensive
(Amounts in thousands)       Shares  Amount  Capital  Earnings  Income
=============================================================================
BALANCE AT OCTOBER 31, 1998  12,087  $121    $69,993  $31,951   $ 158

Shares issued to Employee
 Stock Ownership Plan            40              933

Exercise of stock options
 including tax benefit           88     1      1,194

Foreign currency
 translation adjustment                                          (127)

Net Income                                              2,033

Dividend on common stock                                 (726)
=============================================================================
BALANCE AT JANUARY 31, 1999  12,215  $122    $72,120  $33,258   $  31
=============================================================================

             OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------
               Three Months Ended January 31, 1999 and 1998
                                (Unaudited)

1.   GENERAL
------------

OCLI designs, develops and manufactures optical products incorporating multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers of optical and electro-optical systems and sells its GlareGuard. brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, photocopiers, fax machines, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. The Company also manufactures precision injection molded plastic optical components that are used in a variety of applications such as inkjet printers and point of sale scanners. Through its wholly owned subsidiary, Flex Products, Inc. (Flex Products), the Company designs and manufactures optical products incorporating multi-layer and single layer thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex Products supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential, commercial, and automotive applications, photoreceptor components for copiers and ChromaFlair. light interference pigments for commercial paints.


The Condensed Consolidated Balance Sheet as of January 31, 1999, the Condensed Consolidated Statements of Income and Other Comprehensive Income for the three month periods ended January 31, 1999 and 1998, the Condensed Consolidated Statement of Stockholders' Equity for the three month period ended January 31, 1999 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended January 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at January 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998.

The results of operations for the period ended January 31, 1999 are not necessarily indicative of the operating results anticipated for the full year.

2.   COMPREHENSIVE INCOME
-------------------------

In the first quarter of 1999, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income," which required the Company to report, by major component and in total, all changes to equity from non owner sources. The Company's Condensed Consolidated Statements of Income has been changed to Condensed Consolidated Statements of Income and Comprehensive Income. Comprehensive income consists of foreign currency translation adjustments which are reported as a separate component of equity.

Accumulated comprehensive income presented on the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity consists of cumulative foreign currency translation adjustments.

3.   LEGAL SETTLEMENT
---------------------

On January 15, 1999, the Company announced that it had settled a lawsuit with Optical Corporation of America and certain of its shareholders regarding a failed merger in fiscal 1996. The Company received cash, net of related legal expenses, of $2.9 million which was recorded as a benefit in the first quarter of 1999.

4.   DISPOSALS AND ACQUISITIONS
-------------------------------

In the first quarter of 1999, Glas-Trosch GmbH, a privately held glass company in Switzerland, purchased the business and operating assets

(inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of the Company's manufacturing subsidiary in Germany (MMG) for $4.3 million. As the Company had previously recorded an impairment loss to reduce MMG's assets to fair value on a liquidation basis, no gain or loss was recognized on the sale. The cash proceeds from the sale were received in February 1999 and, as a result, the amount receivable from the sale is included in other current assets at January 31, 1999. An office building in Germany, with a carrying value of $531,000 which was not part of the sale, is being held for sale.

In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts is being recognized as revenue over the three-year terms of the agreements.

In December 1998, the Company acquired the 40% minority interest in Flex Products held by SICPA Holding S.A. for $30 million bringing the Company's ownership in Flex Products to 100%. The transaction was recorded as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. Pursuant to this transaction, the Company recorded a charge for in-process research and development of $2.9 million, goodwill of $10.1 million which will be amortized over 15 years, and identifiable intangibles of $10.1 million which will be amortized over
useful lives ranging from 11 to 15 years.   Goodwill and identifiable
intangibles are included in other assets.

In addition, the Company purchased SICPA's $2.4 million dollar working capital loan and the License and Supply Agreement between Flex Products and

SICPA that runs through October 31, 2015, was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture optically variable pigment.

In February 1999, after the balance sheet date, the Company announced the acquisition of OPKOR, Inc., an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9.0 million plus annual contingent payments based on profits of the acquired entity. Consideration consisted of $1.8 million cash and 267,285 shares of Company common stock. The acquisition will be recorded as a purchase in the second quarter of 1999. The purchase price allocation may include a component consisting of in-process research and development which would result in a charge to expense in the second quarter of 1999.

5.   EARNINGS PER SHARE
-----------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended January 31, 1999 and January 31, 1998:

(Amounts in thousands, except per share amounts)            1999       1998
===========================================================================
BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding                12,142     10,625
                                                          ======     ======
Net income                                                $2,033     $1,596

Less dividend on convertible redeemable preferred stock                (125)
                                                          ------     ------
Net income applicable to common stock                     $2,033     $1,471
                                                          ======     ======
Net income per common share, basic                        $  .17     $  .14
                                                          ======     ======
DILUTED EARNINGS PER SHARE:
Weighted average common shares outstanding, basic         12,142     10,625
Dilutive effect of employee stock options                    726        771
                                                          ------     ------
Average shares outstanding, diluted                       12,868     11,396
                                                          ======     ======
Net income applicable to common stock, diluted            $2,033     $1,471
                                                          ======     ======
Net income per share, diluted                             $ 0.16     $ 0.13
                                                          ======     ======

Preferred stock convertible into 595,000 shares of common stock in the first quarter of 1998 was not included in the calculation of diluted earnings per share as the effect of increasing the denominator by those amounts and adding back the preferred dividends would have increased diluted earnings per share.

Options to purchase 45,000 shares of common stock at a weighted average price of $25.89 that were outstanding during the first quarter of 1999 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The options, which expire in 2003, were still outstanding at January 31, 1999.

In February 1999, the Company restructured the equity of Flex Products. As a result of this restructuring, in order to make the option holders whole under the provisions of Flex Products' option plan, the Company exchanged options for the exercise of 928,200 shares of Flex Products at a weighted average exercise price of $4.54 for options for the exercise of 324,157 shares of Company common stock at a weighted average exercise price of $12.99. The exchange was based on the ratio of the market value per share of Flex Products (based on an independent valuation) to the market value of Company common stock on the date of the equity restructuring. The per share exercise price for each converted Flex Products option was based on the ratio of the Flex Products exercise price over the market value per share of Flex Products multiplied by the market value per share of Company common stock on the date of the equity restructuring.

6.   RESTRUCTURING PAYMENTS
---------------------------

In the first quarter of 1999, $306,000 of severance and termination benefits and $250,000 of exit costs were paid under a restructuring plan for which $586,000 had been accrued in fiscal 1998. Remaining accrued restructuring expenses under the plan at January 31, 1999 are $30,000.

7.   LONG TERM DEBT
-------------------

The Company has certain financial covenants and restrictions under its bank credit arrangements and unsecured senior notes. In January 1999, the Company and its bank executed an amendment to the Company's credit agreement which removed the impairment loss and restructuring charges recorded in fiscal year 1998 from the Company's financial covenants.

In February 1999, after the balance sheet date, the Company and the bank executed an amendment to the Company's credit agreement increasing the amount available under its revolving line of credit from $20 million to $40 million.

8.   FINANCIAL DERIVATIVES AND HEDGING
--------------------------------------

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

At January 31, 1998, the Company has outstanding foreign currency forward contracts for the principal and interest payments under a $3.5 million loan that is denominated in German marks and for the principal and interest payments under an intercompany note receivable denominated in British Pounds. The notional amounts, carrying amounts and fair values of the Company's derivatives position at January 31, 1999 are included in the table below:

                                                               ESTIMATED FAIR
                                      NOTIONAL   CARRYING    VALUE OF FOREIGN
(Amounts in thousands)                  AMOUNT     AMOUNT   EXCHANGE CONTRACT
=============================================================================

Foreign currency forward
  exchange contracts:
  Deutsche Marks                        $3,865        $0            $196
  British Pounds                         2,948         0             163

9.          INVENTORIES
-----------------------

Inventories consisted of the following:
                                              JANUARY 31,    OCTOBER 31,
(Amounts in thousands)                               1999           1998
========================================================================
                                              (Unaudited)

Raw materials and supplies                        $ 6,289        $ 7,138
Work-in-process                                     9,896         13,148
Finished goods                                      5,083          4,947
                                                  -------        -------
     Total inventories                            $21,268        $25,233
                                                  =======        =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

REVENUE. Revenue for the first quarter of fiscal 1999 was $69.9 million, an increase of $16.5 million or 31% over revenues of $53.4 million in the first quarter of fiscal 1998. Adjusted for the effect of MMG (see DIVESTITURES, INVESTMENTS AND ACQUISITIONS below), revenue for the first quarter of fiscal 1999 would have increased $19.4 million or 38.5% over revenue of $50.4 million in the first quarter of fiscal 1998. The year-to-date 1999 revenue increase resulted from sales in the Company's telecommunications markets which increased by $12.9 million, sales by Flex Products which increased $5.5 million, office automation sales which increased $1.3 million (adjusted for the effect of MMG) and a $719,000 increase in the Company's defense and aerospace sales. These increases were offset by a decrease of $1.0 million in the Company's display markets. All of the revenue increases and decreases were primarily due to changes in volume.

GROSS PROFIT. Gross profit for the first quarter of fiscal 1999 was $21.2 million, or 30.4%, of revenue compared to $17.1 million, or 32.1%, of revenue for the first quarter of fiscal 1998. Adjusted for the effect of MMG, gross profit for the first quarter of 1998 would have been $16.5 million, or 32.8% of revenue. The 1999 gross profit decrease as a percent of revenue is primarily due to the increase in telecommunications sales which have a lower gross margin than the Company average.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the first quarter of 1999 were $4.6 million compared to $3.8 million in the first quarter of 1998. The current year-to-date increase is primarily due to new product development and product improvement initiatives for telecommunications products.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the first quarter of fiscal 1999 were $10.2 million, an increase of $705,000, or 7%, from selling and administrative expenses of $9.5 million for the first quarter of fiscal 1998. Adjusted for the effect of MMG, selling and administrative expenses would have increased $1.5 million in the first quarter of 1999 over selling and administrative expenses of $8.7 million for the first quarter of 1998. The 1999 increase was primarily due to a $600,000 increase in selling expenses primarily for the promotion of optically variable pigment for consumer applications and increased general and administrative expenses due to profit based incentive accruals.

LEGAL SETTLEMENT. In the first quarter of 1999, the Company settled a lawsuit with Optical Corporation of America (OCA) and certain of its shareholders regarding a failed merger in 1996. A benefit of $3.0 million was recorded in the first quarter of 1999 for the cash proceeds from the settlement, net of applicable legal expenses. See LITIGATION below.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. In the first quarter of 1999, the Company purchased the remaining interest in Flex Products held by SICPA Holding S.A. for $30 million. The transaction was recorded as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. Pursuant to this transaction, the Company recorded a charge for in-process research and development of $2.9 million. See DIVESTITURES, INVESTMENTS AND ACQUISITIONS below.

AMORTIZATION OF INTANGIBLES. The Company recorded amortization of intangibles of $217,000 in the first quarter of 1999 compared to $200,000 in the first quarter of 1998. Adjusted for the effect of MMG, amortization of intangibles for the first quarter of 1998 would have been $104,000. The 1999 increase is due to amortization of goodwill and identifiable intangibles in connection with the purchase of the remaining interest in Flex Products which is expected to increase amortization expense by approximately $340,000 per quarter.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in revenue,
gross profit and operating expenses, the Company's income from operations was $6.2 million for the first quarter of fiscal 1999 compared to $3.6 million for the first quarter of fiscal 1998.

INTEREST INCOME AND EXPENSE. Interest income for the first quarter of fiscal 1999 was $318,000 compared to interest income of $84,000 for the first quarter of fiscal 1998. The increase in interest income is due to higher average cash balances in 1999. Interest expense, net of capitalized interest, for the first quarter of 1999 was $959,000 compared to $808,000 for the first quarter of fiscal 1998. Capitalized interest for the first quarter of 1998 was $160,000 compared to $84,000 for the first quarter of fiscal 1998. The capitalized interest increase in 1999 is primarily due to the construction of capital equipment for telecommunications manufacturing. The increase in gross interest expense is due to increased borrowings outstanding in 1999.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. The effective income tax rate was 54.8% for the first quarter of 1999 compared to 40.0% for the first quarter of 1998. Adjusted for the effect of the in-process research and development charge, for which no tax benefit was recorded, the effective income tax rate for the first quarter of 1999 is 36%. The 1999 effective tax rate decrease is primarily due to the recognition of benefit from foreign sales corporations and business tax credits. Minority interest was $491,000 in the first quarter of 1999 compared to $147,000 for the first quarter of 1998. In the first quarter of 1999, minority interest was recorded up to the date of purchase of the remaining interest in Flex Products. In the first quarter of 1998, minority interest included the share of net income of Flex Products accruing to its 40% shareholder and the portion of the operating results of OCLI Asia attributable to its Japanese partner. The Company purchased the minority interest in OCLI Asia in the fourth quarter of fiscal 1998. The 1999 minority interest increase is primarily due to increased profits at Flex Products.

NET INCOME APPLICABLE TO COMMON STOCK. The Company had net income applicable to common stock of $2.0 million, or $.16 per share on a diluted basis, for the first quarter of fiscal 1999 compared to $1.5 million, or $.13 per share on a diluted basis, for the first quarter of fiscal 1998.

OTHER COMPREHENSIVE INCOME (LOSS). In the first quarter of 1999, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income," which required the Company to report, by major component and in total, all changes to equity from non owner sources. Other comprehensive income consists of foreign currency translation adjustments which are recorded as a separate component of equity.

LITIGATION

On January 15, 1999, the Company announced that it had settled a lawsuit with OCA and certain of its shareholders regarding a failed merger in 1996. Pursuant to the settlement, the Company received cash, net of legal expenses of $3.0 million. In addition to the cash proceeds, the Company will receive $1 million in business transaction value through product purchase discounts or purchase of Company products over a period not to exceed three years.

DIVESTITURES, INVESTMENTS AND ACQUISITIONS

SALE OF MMG. In the first quarter of 1999, Glas-Trosch GmbH, a privately held glass company in Switzerland, purchased the business and operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of the Company's manufacturing subsidiary in Germany (MMG) for $4.3 million. As the Company had previously recorded an impairment loss to reduce MMG's assets to fair value on a liquidation basis, no gain or loss was recognized on the sale. The cash proceeds from the sale were received in February 1999, after the end of the quarter. The amount receivable under the sale is included in other current
assets at January 31, 1999.   At January 31, 1999, an office building in
Germany with a carrying value of $536,000 is held for sale.

In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts is being recognized as revenue over the three-year terms of the agreements.

INVESTMENT IN FLEX PRODUCTS. In the first quarter of 1999, the Company acquired the interest in Flex Products held by SICPA Holding S.A. for $30 million bringing the Company's ownership in Flex to 100%. The transaction was recorded as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. Pursuant to this transaction, the Company recorded a charge for in-process research and development of $2.9 million, goodwill of $9.7 million which will be amortized over 15 years, and identifiable intangibles (included in other assets) of $10.1 million which will be amortized over useful lives ranging from 11 to 15 years.

In addition, the Company purchased SICPA's $2.4 million dollar working capital loan and the License and Supply Agreement between Flex Products and SICPA that runs through October 31, 2015, was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture optically variable pigment.

PURCHASE OF OPKOR, INC. In February 1999, after the end of the first quarter, the Company announced the acquisition of OPKOR, Inc., an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9 million plus annual contingent payments based on profits of the acquired entity. Consideration will consist of $1.8 million in cash with the remainder to be paid in Company common stock. The acquisition will be recorded as a purchase in the second quarter of fiscal 1999. The purchase price allocation may include a component consisting of in-process research and development which would result in a charge to expense in the second quarter of 1999.

FINANCIAL CONDITION

In fiscal 1999, the Company's cash and short-term investments decreased by $26.6 million. $30.0 million was used to purchase the minority interest in Flex Products, $5.1 million was invested in plant and equipment, $1.4 million was used to pay down debt, $700,000 was used to pay dividends and $2.4 million was used to purchase a portion of Flex Products' working capital loan from SICPA. These expenditures were offset by $12.2 million of cash generated by operations and stockholder investments of $849,000.
In the first quarter of 1999, the Company's working capital, excluding cash and short-term investments, increased $4.4 million. This increase was primarily due to decreases to accounts payable, accrued expenses and accrued compensation expenses of $7.3 million, increases to other current assets of $4.1 million and increases to accounts receivable of $800,000 offset by increases to deferred revenue of $3.7 million and decreases to inventories of $4.0 million. The decreases to accounts payable, accrued expenses and accrued compensation expenses is primarily due to payment of year end compensation accruals, funding of the Company's 401(k)/ESOP plan and payment of restructuring accruals. The increase in other current assets is primarily due to amounts receivable for the sale of operating assets of MMG. The accounts receivable increase is consistent with increased sales.

The deferred revenue increase is primarily due to invoicing provisions for optically variable pigment. Approximately half of the inventory decrease results from the sale of MMG assets while the remainder results from higher sales in the first quarter of 1999.

In January 1999, the Company and its bank executed an amendment to the Company's credit agreement which removed the impairment loss and restructuring charges recorded in fiscal year 1998 from the Company's financial covenants.

In February 1999, after the balance sheet date, the Company and the bank executed an amendment to the Company's credit agreement increasing the amount available under its revolving line of credit from $20 million to $40 million.

In the first quarter of 1999, inventories of optically variable pigment at Flex Products were reduced to help satisfy demand that exceeded manufacturing capacity for the period. Existing backlog and projected orders at Flex Products are expected to fill available capacity for optically variable products for the remainder of fiscal 1999. The Company has initiated a capacity expansion at Flex Products which is expected to come on-line in the second half of fiscal year 2000. The estimated cost of this expansion is approximately $14 million for which the Company had firm commitments outstanding of approximately $4.0 million at January 31, 1999.

Management believes that the cash on hand at January 31, 1999, cash anticipated to be generated from future operations, and available funds from revolving credit arrangements will be sufficient for the Company to meet its working capital, capital expenditure, acquisition and debt service requirements and dividend payments as declared for at least the next twelve months.

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

INTERNAL BUSINESS SOFTWARE. During 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, the Company purchased an Enterprise Resource Planning System (ERP System) which the software vendor has indicated is Year 2000 compliant. The total estimated hardware, software and installation cost of the ERP System is $4.3 million of which $3.9 million has been spent to date. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for
September 30, 1999.   Based on this schedule, the Company expects to be in
full compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on the operations of the Company. Contingency plans have been established in a few areas where the Company feels there is some risk that the system will not be implemented before Year 2000. Those plans include adapting some of the Company's currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. The Company has taken an inventory of all of its non-financial software and equipment that may be affected by the Year 2000, has identified the non-financial software and equipment that is critical to its operations and is in the process of assigning the method of determining Year 2000 compliance or noncompliance (i.e., testing vendor certification, etc.) for each item that is critical to the operation of the Company. The Company does not, at this time, have sufficient data to estimate the cost of achieving Year 2000 compliance for its non-financial systems. If the Company is unable to achieve Year 2000 compliance for its major non-financial systems, the Year 2000 could have a material impact on the operations of the Company. Since the Company is in the information-gathering phase, the Company does not currently have a contingency plan in place for its internal non-financial software and imbedded chip technology. Full Year 2000 compliance for the Company's internal non-financial software and imbedded chip technology is scheduled for September 30, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk since October 31, 1998.

                      INDEPENDENT ACCOUNTANTS' REVIEW


The January 31, 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California

We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of January 31, 1999, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the three-month periods ended January 31, 1999 and 1998 and the related condensed consolidated statement of stockholders' equity for the three-month period ended January 31, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated December 22, 1998 (January 8, 1999 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements based on our audit. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
San Jose, California
February 18, 1999

 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material changes in legal proceedings since those reported in Registrant's Form 10-K for the year ended October 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

         No disclosure required.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No disclosure required.

ITEM 5.  OTHER INFORMATION

         No disclosure required.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. (4.0) Second Amendment, dated as of January 31, 1999 to Credit
         Agreement dated as of July 31, 1998 among the Registrant, Bank of America National Trust and Savings Association, as Agent, Letter of Credit Issuing Bank and The Other Financial Institutions Party Thereto.

2. (4.1) Third Amendment, dated as of February 26, 1999 to Credit
         Agreement dated as of July 31, 1998 among the Registrant, Bank of America National Trust and Savings Association, as Agent, Letter of Credit Issuing Bank and The Other Financial Institutions Party Thereto.

3. (15) Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

4. (27)  Financial Data Schedule for the three months ended January 31,
         1999.


Reports on Form 8-K filed for the three months ended January 31, 1999.

None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OPTICAL COATING LABORATORY, INC.



March  17, 1999         By:   /s/  CRAIG B. COLLINS
----------------            -----------------------------------------
Date                        Craig B. Collins, Vice President, Finance
                            and Chief Financial Officer