Form 10-Q
period 1999-04-30
OPTICAL COATING LABORATORY INC
filed 1999-06-14
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 1999
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ___________

                   Commission files number: 0-2537



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

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        TITLE                                     OUTSTANDING
        -----                                     -----------
Common Stock, $.01 par value               13,975,646 at May 31, 1999

PART 1.  FINANCIAL INFORMATION
                    ITEM 1.  FINANCIAL STATEMENTS
          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                -------------------------------------
                                                         APRIL 30, OCTOBER 31,
ASSETS                                                        1999       1998
=============================================================================
(Amounts in thousands)                                 (Unaudited)
CURRENT     Cash and cash equivalents...............       $34,978    $40,880
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $2,005 and $1,831.        35,835     38,585
            Inventories.............................        20,958     25,233
            Income taxes receivable.................         1,543
            Deferred income tax assets..............         5,358      9,311
            Other current assets....................         1,840      1,822
                                                           -------   --------
                 Total Current Assets                      100,512    115,831

OTHER       Goodwill................................        17,305        910
ASSETS      Deferred income tax assets..............                      716
            Property, plant and equipment held for sale        493      3,183
            Other assets............................        13,293      3,241
PROPERTY,   Land and improvements...................         9,109      9,116
PLANT AND   Buildings and improvements..............        36,989     36,171
EQUIPMENT   Machinery and equipment ................       132,282    123,261
            Construction-in-progress................        11,596     12,722
                                                           -------   --------
                                                           189,976    181,270
            Less accumulated depreciation...........       (93,066)   (91,565)
                                                           -------   --------
             Property, plant and equipment-net  ....        96,910     89,705
                                                           -------   --------
                   Total Assets.....................       $228,513  $213,586
                                                           ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT     Accounts payable.......................        $ 9,569    $ 8,423
LIABILITIES Accrued expenses.......................          7,958      9,935
            Accrued compensation expenses..........         10,164     10,365
            Income taxes payable...................            178        708
            Current maturities on long-term debt...          4,148      6,026
            Notes payable..........................                     4,483
            Deferred revenue.......................          5,483        761
                                                           -------    -------
                   Total Current Liabilities ......         37,500     40,701
NONCURRENT  Accrued postretirement health benefits
LIABILITIES  and pension liabilities...............          2,300      2,241
            Deferred revenue.......................            900
            Deferred income tax liabilities........          9,308      3,528
            Long-term debt ........................         58,187     52,373
            Minority interest......................                    12,520

            Commitments and contingencies
STOCKHOLDERS'Common stock, $.01 par value; authorized
EQUITY       30,000,000 shares; issued and outstanding
             12,637,000 and 12,087,000 shares......            126        121
            Paid-in capital........................         82,440     69,993
            Retained earnings......................         38,026     31,951
            Accumulated other comprehensive income            (274)       158
                                                           -------   --------
             Stockholders' Equity..................        120,318    102,223
                                                           -------   --------
             Total Liabilities and Stockholders' Equity   $228,513   $213,586
                                                          ========   ========
The accompanying notes are an integral part of these financial statements.

          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             -------------------------------------------

                             (Unaudited)

For the three and six month periods ended April 30, 1999 and 1998
(Amounts in thousands, except per share amounts)
                                               THREE MONTHS     SIX MONTHS
                                               ------------     -----------
                                               1999    1998     1999   1998

REVENUES    Revenues....................... $83,994 $64,345 $153,845 $117,718
            Cost of sales..................  57,650  42,484  106,282   78,719
                                            ------- ------- -------- --------
               Gross Profit................  26,344  21,861   47,563   38,999

COSTS AND   Operating Expenses:
EXPENSES     Research and development .....   5,450   4,026   10,094    7,847
             Selling and administrative....  11,205  11,171   21,398   20,659
             Amortization of intangibles...     580     198      797      398
             Loss on asset disposal........     934              934
             Legal settlement, net.........                   (2,960)
             In process research and develop-
                ment charges                                   2,906
                                             ------  ------   ------   ------
             Total Operating Expenses......  18,169  15,395   33,169   28,904
                                             ------  ------   ------   ------

               Income From Operations......   8,175   6,466   14,394   10,095

            Nonoperating Income (Expense):
             Interest income ..............     304      81      622      165
             Interest expense..............  (1,028)   (927)  (1,987)  (1,735)
                                             ------   -----   ------   ------

EARNINGS    Income before provision for income taxes
             and minority interest.........   7,451   5,620   13,029    8,525

            Provision for income taxes.....   2,683   2,163    5,737    3,325
            Minority interest..............             408      491      555
                                              -----   -----   ------   ------

               Net Income..................   4,768   3,049    6,801    4,645

            Dividend on convertible redeem-
             able preferred stock..........             125               250
                                             ------  ------   ------   ------

               Net Income Applicable to
                  common stock.............  $4,768  $2,924   $6,801   $4,395
                                             ======  ======   ======   ======

             Net Income Per Share, Basic...  $  .38  $  .27   $  .55   $  .41
                                             ======  ======   ======   ======

             Net Income Per Share, Diluted.  $  .34  $  .25   $  .51   $  .38
                                             ======  ======   ======   ======

            Weighted Average Number of Common
              Shares Used to Compute Basic
              Earnings Per Share...........  12,400  10,903   12,273   10,767
                                             ======  ======   ======   ======

            Weighted Average Number of Common
              Shares Used to Compute Diluted
              Earnings Per Share...........  13,827  11,553   13,350   11,478
                                             ======  ======   ======   ======


The accompanying notes are an integral part of these financial statements.

          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           -----------------------------------------------
                             (Unaudited)

For the three and six month periods ended April 30, 1999 and 1998
                                              THREE MONTHS       SIX MONTHS
                                              ------------     -------------
 (Amounts in thousands)                       1999    1998     1999     1998

OPERATIONS  Cash Flows From Operations:

        Cash received from customers...... $65,336 $54,208  $118,544 $96,270
        Interest received.................     212      67       583     118
        Cash paid to suppliers and
          employees....................... (40,993)(43,918)  (81,259)(90,848)
        Interest paid.....................  (1,580)   (613)   (2,103) (1,421)
        Income taxes paid, net of refunds.     660     174      (176)    146
                                           ------- -------   ------- -------
          Net Cash Provided By (Used For)
            Operations....................  23,635   9,918    35,589   4,265
                                           ------- -------   ------- -------

INVESTMENTS Cash Flows From Investments:
        Purchase of plant and equipment... (6,462)  (4,065)  (11,517) (8,326)
        Purchase of remaining interest in
          Flex Products...................                   (30,035)
        Purchase of OPKOR, net of cash
          acquired........................   (305)              (305)
        Proceeds from sale of MMG assets..  4,084              4,084
        Proceeds from sale of equipment...    945      162     1,193     216
                                           ------   ------   -------  ------
          Net Cash Used For Investments... (1,738)  (3,903)  (36,580) (8,110)
                                           ------   ------   -------  ------

FINANCING   Cash Flows From Financing:
        Proceeds from long-term debt......  1,121    3,044     1,168   9,818
        Repayment of long-term debt....... (3,838)  (6,686)   (5,239)(13,250)
        Repayment of notes payable........            (192)               (9)
        Proceeds from exercise of stock
          options.........................  1,476      304     2,325     638
        Proceeds from note to minority
          stockholder.....................                               800
        Purchase of note from minority
          stockholder.....................                    (2,400) (2,600)
        Payment of dividend on preferred stock         (83)             (208)
        Payment of dividend on common stock                     (726)   (636)
                                           ------   ------    ------  ------
          Net Cash Used For Financing..... (1,241)  (3,613)   (4,872) (5,447)
                                           ------   ------    ------  ------
        Effect of exchange rate changes
          on cash.........................     (2)      29       (39)    (75)
                                           ------   ------    ------  ------
        Increase (decrease) in cash and
          cash equivalents................ 20,654    2,431    (5,902) (9,367)
        Cash and cash equivalents at
          beginning of period............. 14,324    3,419    40,880  15,217
                                           ------   ------    ------  ------
          Cash and cash equivalents at
           end of period.................. $34,978 $ 5,850   $34,978 $ 5,850
                                           ======= =======   ======= =======


          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
     -----------------------------------------------
                             (Unaudited)

For the three and six months ended April 30, 1999 and 1998
                                               THREE MONTHS      SIX MONTHS
                                              -------------     ------------
(Amounts in thousands)                          1999   1998     1999    1998

ADJUSTMENTS
         Reconciliation of Net Income
         To Cash Flows From Operations:

           Net income.......................  $4,768 $3,049   $6,801  $4,645

         Adjustments to reconcile net income
          to net cash provided by operations:
           Depreciation and amortization ...   3,513  3,130    6,498   6,115
           Minority interest in earnings of
            subsidiaries....................            408      491     557
           Loss on disposal of equipment ...   1,065    159    1,374     313
           Accrued postretirement health
            benefits........................      27     40       55      80
           Other non-cash adjustments to net
            income..........................     (78)  (264)     687     207
         Change in:
           Accounts receivable..............   3,753    787    2,848  (2,577)
           Inventories......................     351 (2,276)   2,558  (4,280)
           Income taxes receivable and
             income taxes payable...........   2,650  1,688      196   1,923
           Deferred income tax assets and
            liabilities.....................   1,068    473   10,226   1,074
           Other current assets and other
            assets and investments..........    (980)   124   (1,272)   (950)

           Accounts payable, accrued expenses
            and accrued compensation expenses  6,669  2,315     (495) (4,193)
           Deferred revenue.................     829    285    5,622   1,351
                                              ------  -----   ------   -----
             Total adjustments..............  18,867  6,869   28,788    (380)
                                              ------  -----   ------   -----

             Net Cash Provided By Operations  $23,635 $9,918 $35,589 $ 4,265
                                              ======= ====== ======= =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In the first quarter of fiscal 1999 and in the first quarter of fiscal 1998, the Company issued 39,914 and 39,292 shares of common stock to the OCLI 401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contributions.

In February 1999, the Company purchased OPKOR Inc. (OPKOR) for $9.0 million plus annual contingent payments in OCLI common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of OCLI common stock. Cash and non-cash components of the acquisition were as follows:

          Fair value of assets acquired, including intangibles    $13,615
          Liabilities assumed                                      (4,980)
                                                                  -------
          Initial consideration plus acquisition expenses           8,635
          Fair value of OCLI common stock issued to sellers        (7,200)
          Cash acquired                                            (1,130)
                                                                  -------
            Net cash paid                                         $   305
                                                                  =======

The accompanying notes are an integral part of these financial statements.


          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      ---------------------------------------------------------
                       AND COMPREHENSIVE INCOME
                       ------------------------
  For the three and six month periods ended April 30, 1999 and 1998
                             (Unaudited)

                           PREFERRED STOCK    COMMON STOCK
                          -----------------  --------------- PAID-IN RETAINED
(Amounts in thousands)     SHARES    AMOUNT  SHARES   AMOUNT CAPITAL EARNINGS
==============================================================================
BALANCE AT NOVEMBER 1, 1998                   12,087   $  121 $69,993 $31,951

Shares issued to Employee
  Stock Ownership Plan                            40              933
Exercise of stock options,
  including tax benefit                           88        1   1,194
Dividend on common stock                                                 (726)
Net income                                                              2,033
Other comprehensive income,
 net of taxes:
  Foreign currency trans-
  lation adjustment

BALANCE AT JANUARY 31, 1999                   12,215      122  72,120  33,258

Shares issued to Employee Stock
  Ownership Plan
Exercise of stock options,
  including tax benefit                          155        1   3,123
Issuance of shares for
  acquisition                                    267        3   7,197
Dividend on common stock
Net income                                                              4,768
Other comprehensive income,
  net of taxes:
   Foreign currency trans-
   lation adjustment

BALANCE AT APRIL 30, 1999                     12,637   $  126 $82,440 $38,026

                                                  ACCUMULATED
                                                        OTHER
                                                COMPREHENSIVE  COMPREHENSIVE
                                                       INCOME         INCOME
============================================================================
BALANCE AT NOVEMBER 1, 1998                           $   158

Shares issued to Employee
  Stock Ownership Plan
Exercise of stock options,
  including tax benefit
Dividend on common stock
Net income                                                          $  2,033
Other comprehensive income,
  net of taxes
Foreign currency translation
  adjustment                                             (127)          (127)

BALANCE AT JANUARY 31, 1999                                31          1,906

Shares issued to Employee Stock
  Ownership Plan
Exercise of stock options, including
  tax benefit
Issuance of shares for acquisition
Dividend on common stock
Net income                                                             4,768
Other comprehensive income, net
  of taxes
Foreign currency translation
  adjustment                                             (305)          (305)
Comprehensive income three
    months ended April 30, 1999                                        4,463

BALANCE AT APRIL 30, 1999                               $(274)        $6,369




                          PREFERRED STOCK    COMMON STOCK
                          ---------------   --------------- PAID-IN RETAINED
(Amounts in thousands)    SHARES   AMOUNT   SHARES   AMOUNT CAPITAL EARNINGS
=============================================================================
BALANCE AT NOVEMBER 1, 1997    6   $5,559   10,599   $  106 $55,723  $26,217
Shares issued to Employee
  Stock Ownership Plan                          39        1     555
Exercise of stock options
  including tax benefit                         33              383
Dividend on common stock                                                (125)
Dividend on preferred stock                                             (636)
Net income                                                             1,596
Other comprehensive income,
  net of taxes
Foreign currency translation
  adjustment

BALANCE AT JANUARY 31, 1998     6   5,559   10,671      107  56,661   27,052

Shares issued to Employee
  Stock Ownership Plan
Exercise of stock options,
  including tax benefit and
  note receivable to related
  party                                        808        8   6,304
Conversion of preferred stock
  to common stock              (6) (5,559)     599        6   5,595
Dividend on preferred stock                                             (125)
Dividend on common stock
Net income                                                             3,049
Other comprehensive income,
  net of taxes
Foreign currency translation
  adjustment

BALANCE AT APRIL 30, 1998       0  $    0  $12,078    $ 121 $68,560  $29,976


                                                  ACCUMULATED
                                         NOTE           OTHER
                              RECEIVABLE FROM   COMPREHENSIVE  COMPREHENSIVE
                                RELATED PARTY          INCOME         INCOME
============================================================================
BALANCE AT NOVEMBER 1, 1997                          $   (642)
Shares issued to Employee
  Stock Ownership Plan
Exercise of stock options,
  including tax benefit
Dividend on preferred stock
Dividend on common stock
Net income                                                            1,596
Other comprehensive income,
  net of taxes
Foreign currency translation
  adjustment                                             (942)         (942)

BALANCE AT JANUARY 31, 1998                            (1,584)          654

Shares issued to Employee
  Stock Ownership Plan
Exercise of stock options,
  including tax benefit and
  note receivable to related
  party
Conversion of preferred stock
  to common stock
Dividend on preferred stock
Dividend on common stock
Net income                                                            3,049
Other comprehensive income,
  net of taxes
Foreign currency translation
  adjustment                                              350           350
Comprehensive income three
  months ended April 30, 1998                                         3,399

BALANCE AT APRIL 30, 1998                             $(1,234)       $4,053



          OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         ----------------------------------------------------
      Three and Six Month Periods Ended April 30, 1999 and 1998
                             (Unaudited)

1.   GENERAL
------------

NATURE OF OPERATIONS. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components to original equipment manufacturers (OEMs) of optical and electro-optical systems and sells its Glare/Guard(R) brand ergonomic computer display products through resellers and office retailers. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, office equipment, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its wholly owned subsidiary, Flex Products, Inc. (Flex), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential and commercial applications and ChromaFlair(R) light interference pigments for commercial paints.

INTERIM FINANCIAL INFORMATION. The Condensed Consolidated Balance Sheet as of April 30, 1999, the Condensed Consolidated Statements of Income for the three and six month periods ended April 30, 1999 and 1998, the Condensed Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the three and six month periods ended April 30, 1999 and 1998 and the Condensed Consolidated Statements of Cash Flows for the three and six month periods ended April 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at April 30, 1999 and for all periods presented have been made.

The results of operations for the period ended April 30, 1999 are not necessarily indicative of the operating results anticipated for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, and other disclosures, including Risk Factors, included in the Company's Registration Statement on Form S-3 (Registration No. 333-76853) filed May 21, 1999.

2.   COMPREHENSIVE INCOME
-------------------------

In the first quarter of 1999, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income," which required the Company to report, by major component and in total, all changes to equity from non owner sources. The Company's Condensed Consolidated Statement of Stockholders' Equity has been changed to Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income. Comprehensive income consists of foreign currency translation adjustments which are reported as a separate component of equity.

Accumulated comprehensive income presented on the Condensed
Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income consists of cumulative foreign currency translation adjustments.

3.    LOSS ON ASSET DISPOSAL
----------------------------

In the fourth quarter of fiscal 1998, due to excess capacity, the Company removed from service and began negotiations for the sale of a large continuous coating machine. As sales price estimates at that time and for subsequent quarters exceeded the carrying amount of the equipment, losses were previously not recorded. In the second quarter of 1999, due to the need for manufacturing space, the Company made the decision to accelerate the sale of the machine and to sell the machine for less than book value, if necessary. Consequently, the machine, with a carrying value of $1.4 million was sold for $460,000 net of removal and shipping costs and the Company recognized a loss of $934,000 on the sale of the machine.


4.   LEGAL SETTLEMENT
---------------------

On January 15, 1999, the Company announced that it had settled a lawsuit with Optical Corporation of America and certain of its shareholders regarding a failed merger in fiscal 1996. The Company received cash, net of related legal expenses, of $3.0 million, which was recorded as a benefit in the six month period ended April 30, 1999.

5.   DISPOSALS AND ACQUISITIONS
-------------------------------

In the first quarter of 1999, Glas-Trosch GmbH, a privately held glass company in Switzerland, purchased the business and operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of the Company's manufacturing subsidiary in Germany (MMG) for $4.3 million. As the Company had previously recorded an impairment loss to reduce MMG's assets to fair value on a liquidation basis, no gain or loss was recognized on the sale. An office building in Germany, with a carrying value of $493,000, which was not part of the sale, is being held for sale.

In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts is being recognized as revenue over the three-year terms of the agreements.

In December 1998, the Company acquired the 40% minority interest in Flex held by SICPA Holding S.A. for $30 million, bringing the Company's ownership in Flex to 100%. The transaction was recorded as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. Pursuant to this transaction, the Company recorded a charge for in-process research and development of $2.9 million, goodwill of $9.8 million which will be amortized over 15 years, and identifiable intangibles of $10.1 million which will be amortized over useful lives ranging from 11 to 15 years. Goodwill and identifiable intangibles are included in other assets.

In connection with the Company's acquisition of the 40% interest in Flex, the Company purchased SICPA's $2.4 million dollar working capital loan and the License and Supply Agreement between Flex and SICPA that runs through October 31, 2009, was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture optically variable pigment.

In February 1999, the Company purchased OPKOR Inc. (OPKOR), an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9.0 million plus annual contingent payments in our common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of OCLI common stock. The cumulative amount of the contingent payments cannot exceed the lower of 267,285 shares or the number of shares equal in value to $18.0 million. Pursuant to this transaction, the Company recorded goodwill of $7.0 million that is being amortized over 10 years.

6.   EARNINGS PER SHARE
-----------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six month periods ended April 30, 1999 and 1998:

(Amounts in thousands, except per share amounts)

                                               THREE MONTHS      SIX MONTHS
                                               -------------   --------------
                                                1999    1998    1999    1998


BASIC SHARES:
Average common shares outstanding             12,400  10,903   12,273  10,767
                                              ======  ======   ======  ======

Net income                                    $4,768  $3,049   $6,801  $4,645
Less dividend on convertible redeemable
  preferred stock                                       (125)            (250)
                                              ------  ------   ------  ------

Net income applicable to common stock         $4,768  $2,924   $6,801  $4,395
                                              ======  ======   ======  ======

Net income per common share, basic            $ 0.38  $ 0.27   $ 0.55  $ 0.41
                                              ======  ======   ======  ======

DILUTED SHARES:
Average common shares outstanding             12,400  10,903   12,273  10,767
Dilutive effect of employee stock options      1,427     650    1,077     711
                                              ------  ------   ------  ------

Average shares outstanding, diluted           13,827  11,553   13,350  11,478
                                              ======  ======   ======  ======

Net income applicable to common stock         $4,768  $2,924   $6,801  $4,395
                                              ======  ======   ======  ======

Net income per share, diluted                 $ 0.34  $ 0.25   $ 0.51  $ 0.38
                                              ======  ======   ======  ======

In the second quarter of fiscal 1999, the Company restructured the equity of Flex. As a result of this restructuring, in order to make the option holders whole under the provisions of Flex's option plan, the Company exchanged options for the exercise of 928,200 shares of Flex at a weighted average exercise price of $4.54 per share for options to exercise 324,157 shares of Company common stock at a weighted average exercise price of $12.99 per share. The exchange was based on the ratio of the market value per share of Flex (based on an independent valuation) to the market value of Company common stock on the date of the equity restructuring. The per share exercise price for each converted Flex option was based on the share of Company common stock on the date of the equity restructuring.

Options to purchase 21,500 shares of common stock at a weighted average price of $45.32 that were outstanding during the second quarter of 1999 and options to purchase 66,500 shares of common stock at a weighted average price of $32.17 that were outstanding during the six month period ended April 30, 1999 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were still outstanding at April 30, 1999.

On May 26, 1999, the Company completed a public offering for the sale of 1.3 million shares of OCLI common stock. The proceeds of the offering, net of discounts, offering fees and estimated expenses, were $85.9 million.

7.   RESTRUCTURING PAYMENTS
---------------------------

In fiscal 1998, the Company accrued $586,000 of restructuring expenses, all of which have been paid prior to April 30, 1999.

8.   LONG-TERM DEBT
-------------------

The Company has certain financial covenants and restrictions under its bank credit arrangements and unsecured senior notes. In January 1999, the Company and the bank executed an amendment to the Company's credit agreement which removed the impairment loss and restructuring charges recorded in fiscal year 1998 from the Company's financial covenant calculation.

In February 1999, the Company and the bank executed an amendment to the Company's credit agreement increasing the amount available under its revolving line of credit from $20 million to $40 million.

In March 1999, the Company replaced the credit facilities of its subsidiary in Japan with an $8.3 million two year revolving credit facility of which $5.4 million is outstanding at April 30, 1999. The term of the facility expires on March 15, 2001 with principal to be paid by that date. Interest at the Tokyo Interbank Offer Rate plus
1.25 percent (currently 1.6% per year) is payable quarterly. In addition, the Japanese subsidiary has a $1.7 million accounts receivable discounting facility under which there were no borrowings at April 30, 1999.

On April 30, 1999, OPKOR, the Company's new subsidiary, was out of compliance with one of its debt covenants for which the bank issued a waiver dated April 30, 1999. On May 27, 1999, the Company and the bank entered into an amendment changing the covenant requirements under the loan agreement expected to bring OPKOR into compliance in future periods. The $2.5 million note, which is guaranteed by one of OPKOR's customers, carries interest at a rate of 5.72% with monthly payments of interest only until January 1, 2000 when it will convert to a monthly amortizing term loan if the bank and the guarantor do not extend the note.


9.   FINANCIAL DERIVATIVES AND HEDGING
--------------------------------------

The Company from time to time enters into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered material to the Company. In addition, the Company may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. The Company does not enter into derivatives for trading purposes.

At April 30, 1999, the Company had outstanding foreign currency forward contracts for the principal and interest payments under a $3.2 million loan denominated in German marks and for the principal and interest payments under an intercompany note receivable denominated in British Pounds. The notional amounts, carrying amounts and fair values of the Company's derivative position at April 30, 1999 are included in the table below:

                                                              ESTIMATED FAIR
                                                                    VALUE OF
                                                                     FOREIGN
                                         NOTIONAL    CARRYING       EXCHANGE
(Amounts in thousands)                     AMOUNT      AMOUNT       CONTRACT
============================================================================
Foreign currency forward exchange
  contracts:
    Deutsche Marks                        $ 3,608     $     0        $   (50)
    British Pounds                          2,760           0            124


10.          INVENTORIES
------------------------

Inventories consisted of the following:


                                                 APRIL 30,       OCTOBER 31,
(Amounts in thousands)                                1999              1998
============================================================================
Raw materials and supplies                         $ 6,324           $ 7,138
Work-in-process                                     10,110            13,148
Finished goods                                       4,524             4,947
                                                   -------           -------
      Total inventories                            $20,958           $25,233
                                                   =======           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS UNDER THE CAPTIONS, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS","RISK FACTORS" AND ELSEWHERE IN THIS FILING ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS
AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED
IN THIS FILING ON FORM 10-Q THAT ARE NOT HISTORICAL FACTS. WHEN USED
IN THIS FILING ON FORM 10-Q, THE WORDS "EXPECT," "ANTICIPATE,"
"INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR
EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING
STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL
RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES,
EXPECTATIONS AND INTENTIONS AND OTHER FACTORSDISCUSSED UNDER "RISK FACTORS" AND IN INFORMATION CONTAINED IN OUR PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS ACTUAL RESULTS
COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING
STATEMENTS.

OVERVIEW

We are a worldwide leader in optical thin film coating technologies with over 50 years of experience developing thin film coating processes for government and industry. We have built a portfolio of products that incorporate high performance optical thin films used to manage light. Our products control, enhance and modify the behavior of light by utlizing its reflection, absorption and transmission properties to achieve commercially important effects such as high reflectivity, anti-glare and spectral filtering. By integrating superior process capabilities with advanced product design, se provide complete optical solutions that address a range of end-market applications in growing markets.

Our products control, enhance and modify the behavior of light by utilizing its reflection, absorption and transmission properties to achieve commercially important effects such as high reflectivity, anti-glare and spectral filtering. By integrating superior process capabilities with advanced product design, we provide complete optical solutions that address a range of end-market applications.

TELECOMMUNICATIONS. We manufacture and sell optical components for fiber optic communications systems including WDM products. We also sell optical components used on satellites for solar power generation, thermal control and other functions.

LIGHT INTERFERENCE PIGMENTS. Through Flex, we manufacture and sell optically variable pigments used to prevent counterfeiting of the world's currencies and other value documents and for use in paints for automobiles and other consumer products.

DISPLAY. We manufacture and sell optical components used in cathode ray tube (CRT) displays, flat panel displays and projection display products such as large-screen projection televisions and business projection systems. We are also developing optical components for next generation computer monitors.

AEROSPACE AND INSTRUMENTATION. We manufacture and sell optical components, including precision polymer optics, used in defense and aerospace products, automated data collection products, and medical, scientific and analytical instruments.

OFFICE AUTOMATION. We manufacture and sell optical components, including precision polymer optics, for scanners, printers and other office products.

RESULTS OF OPERATIONS

REVENUES. Revenues for the second quarter of fiscal 1999 were $84.0 million, an increase of $19.6 million or 31% over revenues of $64.3 million in the second quarter of fiscal 1998. Revenues for the first six months of fiscal 1999 were $153.8 million, an increase of $36.1 million, or 31%, over revenues of $117.7 million in the first six months of fiscal 1998. In the first quarter of fiscal 1999, we sold the assets of our manufacturing subsidiary in Germany (MMG) and, in the second quarter of fiscal 1999, we purchased an optical design and manufacturing company, OPKOR Inc. (OPKOR). See "Divestitures, Investments and Acquisitions" below. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, revenues for the second quarter of fiscal 1999 would have increased $22.7 million, or 37%, over revenues of $61.1 million in the second quarter of fiscal 1998 and revenues for the first six months of fiscal 1999 would have increased $42.1 million or 38% over revenues for the first six months of 1998. The adjusted revenue increase in the second quarter of fiscal 1999 over the same period of last year was a result of increased revenues of $14.0 million in our telecommunications markets, increased revenues of $6.9 million in our light interference pigment markets, increased revenues of $1.7 million in our aerospace and instrumentation markets and increased revenues of $826,000 in our office automation markets, offset by decreased revenues of $658,000 in our display markets. The adjusted revenue increase for the first six months of 1999 compared to the same period of last year resulted from increased revenues of $26.9 million in our telecommunications markets, increased revenues of $12.4 million in our light interference pigment markets, increased revenues of $2.5 million in our aerospace and instrumentation markets and increased revenues of $373,000 in our office automation markets, offset by decreased revenues of $55,000 in our display markets. All of the revenue increases and decreases were primarily due to changes in volume.

GROSS PROFIT. Gross profit for the second quarter of fiscal 1999 was $26.3 million, or 31.4% of revenues, compared to $21.9 million, or 33.9% of revenues, for the second quarter of fiscal 1998. Gross profit for the first six months of fiscal 1996 was $47.6 million, or 30.9% of revenues, compared to $39.0 million, or 33.1% of revenues, for the first six months of fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, gross profit for the second quarter of 1999 would have been $26.2 million, or 31.4% of revenues, compared to gross profit of $25.6 million, or 34.5% of revenues, for the second quarter of 1998 and gross profit for the first six months of fiscal 1999 would have been $47.5 million, or 30.9% of revenues, compared to gross profit of $37.6 million, or 33.7% of revenues, for the first six months of fiscal 1998. The 1999 gross profit percentage decrease is primarily due to the increase in sales in our telecommunications business which has gross margins lower than our average.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the second quarter of 1999 were $5.5 million compared to research and development expenditures in the second quarter of 1998 of $4.0 million. Research and development expenditures for the first six months of 1999 were $10.1 million compared to $7.8 million for the first six months of fiscal 1998. MMG's and OPKOR's research and development expenditures were not material. The second quarter and year to date increase in 1999 over the same periods of last year is primarily due to expenditures for telecommunications product development.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the second quarter of fiscal 1999 and the second quarter of fiscal 1998 were $11.2 million. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, selling and administrative expenses would have been $11.1 million for the second quarter of fiscal 1999, an increase of $655,000, or 6%, over selling and administrative expenses of $10.5 million in the second quarter of fiscal 1998 and selling and administrative expenses would have been $21.3 million for the first six months of fiscal 1999, an increase of $2.2 million, or 11%, over selling and administrative expenses of $19.1 million for the first six months of fiscal 1998. The fiscal 1999 adjusted second quarter and year-to-date increases result primarily from increased sales and marketing expenses for our light interference pigment products.

LOSS ON ASSET DISPOSAL. In the second quarter of fiscal 1999, we sold one of our continuous coating machines that had previously been taken
out of service due to excess capacity.   We recorded a loss of
$934,000 in the second quarter of fiscal 1999 in connection with this sale.

LEGAL SETTLEMENT. In the first quarter of fiscal 1999, we settled a lawsuit with Optical Corporation of America (OCA) and certain of its stockholders regarding a failed merger. A benefit of $3.0 million is reflected in our operating expenses for the first six months of fiscal 1999 for the cash proceeds from the settlement, net of applicable legal expenses.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. In the first quarter of fiscal 1999, we purchased the 40% interest in Flex held by SICPA for $30.0 million. The transaction was recorded as a purchase in the first quarter of fiscal 1999. In connection with the transaction, a charge for in-process research and development is reflected in our operating expenses for the first six months of fiscal 1999.

AMORTIZATION OF INTANGIBLES. We recorded amortization of intangibles of $580,000 in the second quarter of fiscal 1999 compared to $198,000 in the second quarter of fiscal 1998 and $797,000 in the first six months of fiscal 1999 compared to $398,000 for the first six months of fiscal 1998. Adjusted for MMG in 1998 and OPKOR in 1999, our intangible amortization would have been $520,000 in the second quarter of fiscal 1999 and $105,000 in the second quarter of fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, our intangible amortization would have been $737,000 in the first six months of fiscal 1999 and $209,000 in the first six months of fiscal 1998. The adjusted increase in the second quarter and year to date periods of fiscal 1999 is due to amortization of goodwill and identifiable intangibles in connection with the purchase of SICPA's interest in Flex.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in
revenue, gross profit and operating expenses, our income from operations was $8.2 million for the second quarter of fiscal 1999 compared to $6.5 million for the second quarter of fiscal 1998 and $14.4 million for the first six months of fiscal 1999 compared to $10.1 million for the first six months of fiscal 1998.

INTEREST INCOME AND EXPENSE. Interest income for the second quarter of fiscal 1999 was $304,000 compared to interest income of $81,000 for the second quarter of fiscal 1998. Interest income for the first six months of fiscal 1999 was $622,000 compared to interest income of $165,000 for the first six months of fiscal 1998. The increase in interest income in quarter and year to date periods of 1999 is due to higher average cash balances in 1999. Interest expense, net of capitalized interest, for the second quarter of fiscal 1999 was $1.0 million compared to $927,000 for the second quarter of fiscal 1998. Interest expense, net of capitalized interest, for the first six months of 1999 was $2.0 million compared to $1.7 million for the first six months of fiscal 1998. Capitalized interest for the second quarter of fiscal 1999 was $86,000 compared to $262,000 for the second quarter of fiscal 1998. Capitalized interest for the first six months of fiscal 1999 was $246,000 compared to $348,000 for the first six months of fiscal 1998. The capitalized interest decrease in fiscal 1999 was primarily due to construction-in-progress that was put into service during the first quarter of 1999.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Our effective income tax rate was 36.0% for the second quarter of fiscal 1999 compared to 38.5% for the second quarter of fiscal 1998. Our effective tax rate was 44.0% for the first six months of fiscal 1999 compared to 39.0% for the first six months of fiscal 1998. Adjusted for the effect of the in-process research and development charge, for which no tax benefit was recorded, our effective income tax rate for the first six months of fiscal 1999 would have been 36.0%. The quarter and year-to-date 1999 effective tax rates are lower than the statutory rate due to the realization of greater benefits from foreign sales corporations and business tax credits. Minority interest was zero in the second quarter of fiscal 1999 compared to $408,000 in the second quarter of fiscal 1998 and $491,000 in the first six months of 1999 compared to $555,000 in the first six months of fiscal 1998. In the first six months of fiscal 1999, minority interest was recorded up to the date of purchase of the remaining interest in Flex Products, Inc. (Flex). In the second quarter and first six months of fiscal 1998, minority interest represents the share of net income of Flex accruing to its 40% stockholder, SICPA, and the portion of operating results of OCLI Asia attributable to its Japanese partner. We purchased the minority interest in OCLI Asia in the fourth quarter of fiscal 1998.

NET INCOME APPLICABLE TO COMMON STOCK. We had net income applicable to common stock of $4.8 million, or $.34 per share on a diluted basis, for the second quarter of fiscal 1999 compared to $2.9 million, or $.25 per share on a diluted basis, for the second quarter of fiscal 1998. We had net income applicable to common stock of $6.8 million, or $.51 per share on a diluted basis, for the first six months of fiscal 1999 compared to $4.4 million, or $.38 per share on a diluted basis, for the first six months of fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

As of April 30, 1999 we had cash and cash equivalents totaling $35.0 million, a decrease of $5.9 million from $40.9 million as of October 31, 1998. We used $30.0 million to purchase the minority interest in Flex, we invested $11.5 million in plant and equipment, we used $4.2 million to pay down debt, we used $300,000 for the purchase of OPKOR (net of OPKOR's cash balance), we used $726,000 to pay dividends and we used $2.4 million to purchase a portion of Flex's working capital loan from SICPA. These expenditures were offset by $36.8 million of cash generated by operations, proceeds received from the sale of MMG assets of $4.1 million and proceeds from option exercises and related tax benefits of $2.3 million. $1.4 million of our debt payments were to pay down the debt of OPKOR, leaving $2.5 million of acquired debt after those payments.

In the first six months of fiscal 1999, our working capital, excluding cash and short-term investments, decreased $12.9 million from $34.3 million to $21.3 million. This decrease was primarily due to decreased inventory of $4.3 million, decreased accounts receivable of $2.8 million and increased deferred revenue of $4.7 million. $1.7 million of the fiscal year-to-date inventory decrease results from the sale of MMG assets while the remainder results from increased sales in the first six months of 1999. The fiscal year-to-date accounts receivable decrease is due to the collection of MMG accounts receivable. The deferred revenue increase is primarily due to invoicing provisions for light interference pigment.

In January 1999, we executed amendments to our credit agreement increasing the amount available under our revolving line of credit from $20.0 million to $40.0 million and removing the impairment loss and restructuring charges recorded in fiscal 1998 from our financial covenants.

In March 1999, we replaced the credit facilities of our subsidiary in Japan with a two-year revolving credit facility with a Japanese bank of approximately $8.7 million. The term of the facility expires on March 15, 2001 with principal to be paid by that date. Interest at the Tokyo Interbank Offer Rate plus 1.25 percent (currently 1.6% per year) is payable quarterly. In addition, our Japanese subsidiary has a $1.7 million accounts receivable discounting facility under which there were no borrowings at April 30, 1999.

On April 30, 1999, OPKOR, our new subsidiary, was out of compliance with one of its debt covenants for which the bank issued a waiver dated April 30, 1999. On May 27, 1999, we executed an amendment changing the covenant requirements under the loan agreement expected to bring OPKOR into compliance in future periods. The $2.5 million note, which is guaranteed by one of OPKOR's customers, carries interest at a rate of 5.72% with monthly payments of interest only until January 1, 2000 when it will convert to a monthly amortizing term loan if the bank and the guarantor do not extend the note.

In the first six months of fiscal 1999, demand for light interference pigment exceeded capacity resulting in an inventory decrease of $1.7 million to satisfy excess demand. Existing backlog and projected orders at Flex are expected to fill available capacity for light interference pigment for the remainder of fiscal 1999. We have initiated a capacity expansion at Flex that is expected to begin production in the second half of fiscal 2000. The estimated cost of this expansion is $14.0 million for which we have firm purchase commitments outstanding of approximately $5.8 million. Including commitments for the above expansion, as of April 30, 1999, our total capital commitments are approximately $8.2 million.

On May 26, 1999, we completed a public offering for the sale of 1.3 million shares of OCLI common stock. The proceeds of the offering, net of discounts, offering fees and estimated expenses, were $85.9 million.

We believe that cash on hand at April 30, 1999, cash anticipated to be generated from future operations, available funds from revolving credit arrangements and the proceeds from the aforementioned public offering will be sufficient for us to meet our working capital, capital expenditure, acquisition and debt service requirements and dividend payments as declared for at least the next twelve months.

IMPACT OF YEAR 2000

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If our computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruption of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

We have identified our Year 2000 risk in three components: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by customers and suppliers.

INTERNAL BUSINESS SOFTWARE. During fiscal 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, we purchased an Enterprise Resource Planning System (ERP system) that the software vendor has indicated is Year 2000 compliant. The total hardware, software and installation cost of the ERP system was $4.0 million, all of which had been spent as of April 30, 1999. We are in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for September 30, 1999. Based on this schedule, we expect to be in full compliance with our internal financial systems before the Year 2000. However, if, due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on our operations. Contingency plans have been established in a few areas where we feel there is some risk that the system will not be implemented before the Year 2000. Those plans include adapting some of our currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. We have taken an inventory of our non-financial software and equipment that may be affected by the Year 2000, and we are in the process of testing those items that we believe are critical to our operations. At this time, we estimate the cost of Year 2000 testing and remediation of our non-financial software and equipment to be approximately $350,000. Full Year 2000 compliance for our internal non-financial software and imbedded chip technology is scheduled for September 30, 1999.
However, if due to unforeseen circumstances, we are unable to achieve Year 2000 compliance for our major non-financial systems and imbedded chip technology, the Year 2000 could have a material impact on our operations. We are currently working on contingency plans to address unforeseen issues that may arise with internal non-financial software and imbedded chip technology.

EXTERNAL NON-COMPLIANCE BY CUSTOMERS AND SUPPLIERS. We have identified and contacted our critical suppliers, service providers and contractors to determine the extent to which our interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. We are continuing to monitor the progress of third parties that are critical to our business; however, we cannot be assured that customers' and suppliers' representations are accurate or that they will reach Year 2000 compliance in a timely manner. If we determine that the progress of specific suppliers, service providers or contractors toward Year 2000 compliance is insufficient, we intend to change to other providers that have demonstrated Year 2000 readiness. However, we cannot be assured that we will be successful in finding such alternative suppliers, service providers and contractors. In the event that any of our significant customers and suppliers are not successful or timely in achieving Year 2000 compliance and we are unable to replace them with new customers or alternate suppliers, our business or operations could be adversely affected.

DIVESTITURES, INVESTMENTS AND ACQUISITIONS

SALE OF MMG. In the first quarter of fiscal 1999, Glas-Trosche GmbH, a privately held company in Switzerland, purchased the business, operating assets and other related intangibles of MMG for $4.3 million. We retained ownership of an office building with an appraised value of $493,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million, which were paid from the asset sale proceeds, cash on hand and collection of accounts receivable. Since the assets were sold for the recorded value, adjusted for the impairment loss recorded in fiscal 1998, no gain or loss was recognized in connection with the sale.

In connection with the sale of MMG, we also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received under those contracts is being recognized as revenue over the three-year terms of the agreements.

INVESTMENT IN FLEX.   In December 1998, we purchased SICPA's 40%
interest in Flex for $30.0 million in cash, increasing our ownership to 100%, and we purchased SICPA's $2.4 million working capital loan. This transaction was recorded as a purchase in the first quarter of fiscal 1999. As a result, we recorded a charge for in-process research and development of $2.9 million, goodwill of $9.8 million that is being amortized over 15 years and identifiable intangibles (included in other assets) of $10.1 million that are being amortized over useful lives ranging from 11 to 15 years. The License and Supply Agreement between Flex and SICPA that runs through October 31, 2009 was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture light interference pigments.

PURCHASE OF OPKOR INC. In February 1999, we purchased OPKOR, an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9.0 million plus annual contingent payments in our common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of our common stock. The cumulative amount of the contingent payments cannot exceed the lower of another 267,285 shares or the number of shares equal in value to $18.0 million. This transaction was recorded as a purchase in the second quarter of fiscal 1999 and, as a result, we recorded goodwill of $7.0 million that is being amortized over 10 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk since October
31, 1998.

RISK FACTORS

WE RELY HEAVILY ON JDS FOR THE DESIGN, PACKAGING, ASSEMBLY, TESTING, DISTRIBUTION, SALES AND MARKETING OF CERTAIN OF OUR TELECOMMUNICATIONS PRODUCTS.

 . We rely on JDS to design, package, assemble, distribute, sell and market our products. Under the terms of our agreements, JDS has primary responsibility for the design, packaging and assembly of WDM products covered by these agreements. JDS also has exclusive sales, marketing and distribution responsibilities for such products. If JDS is unable to successfully distribute, market and sell our products, we may be unable to find a substitute distribution, marketing or sales partner or develop these capabilities ourselves. We also rely on JDS for significant financial and technical contributions to these programs.

 . We lack control over management decisions. We share with JDS the responsibility for making certain management decisions as they relate to the WDM products covered by the agreements. Certain decisions are made by a management committee that has equal representation from JDS and ourselves. Our interests may not always be aligned. If we disagree with JDS on specific matters or general program direction, a neutral party will make the decision. Such a decision may not be in our best interests.

 . Our share of profits could be reduced. Under our agreements with JDS, if the majority of the WDM products covered by the agreements incorporate wavelength discrimination components not originating from us, our share of the profits under the agreements will be significantly reduced. In addition, we share any losses incurred under the agreements.

 . JDS can terminate our agreements or fail to perform. JDS can terminate the agreements without cause beginning in 2015. If JDS terminates the agreements or fails to provide adequate resources to the program, we cannot be certain that we could obtain substitute resources or a substitute partner to commercialize our products.

 . JDS intends to merge with Uniphase. JDS recently announced an intended merger with Uniphase Corporation. We cannot be certain what effect, if any, this merger will have on us.

WE RELY EXCLUSIVELY ON SICPA'S USE OF OUR LIGHT INTERFERENCE PIGMENTS TO PRODUCE OPTICALLY VARIABLE INK FOR THE SECURITY MARKET.

We have a strategic alliance with SICPA for the marketing and sale of our light interference pigments used in connection with currency, stamps, credit cards, passports and other specified value documents. Under a license and supply agreement, we rely exclusively on SICPA to market and sell these products worldwide. We currently do not plan to develop our own marketing and sales organization for our light interference pigments for use in connection with such value documents. SICPA has the right to terminate the agreement if we breach it. If SICPA terminates our agreement or if it is unable to successfully market and sell our light interference pigments for the applications covered by the agreement, our business may be harmed and we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves. Also, if SICPA fails to meet its minimum purchase requirements under the agreement for any reason, our operating results would be adversely affected.

WE MUST KEEP PACE WITH CHANGING TECHNOLOGICAL AND CUSTOMER
REQUIREMENTS TO REMAIN COMPETITIVE.

The market for our products, particularly in the telecommunications and display markets, is characterized by the existence of many competing technologies, rapid technological change, frequent new product introductions and enhancements, changes in customer demands and evolving industry standards. Our existing products could be rendered obsolete if we fail to remain competitive in any of these ways. We have also found that the life cycles of our products are difficult to estimate, primarily because they may vary according to the particular application or vertical market segment. We believe that our future success will depend upon our ability to continue to enhance our current product line while we develop and introduce new products that keep pace with competitive and technological developments. We also must introduce these products in a timely manner to meet our customers' changing needs. These developments require us to continue to make substantial product development investments. Because of these and other market conditions, we can not be certain that we will be able to make the technological improvements or the research investments necessary to offer our products in a timely or effective manner.

We expect that new technologies will emerge as competition in the telecommunications equipment industry increases and the need for higher and more cost-effective bandwidth transmission expands. If alternatives to our thin film filter-based products, such as products based on planar waveguide, fiber grating or other technologies, are adopted by our customers, our telecommunications business would suffer.

The light interference pigments market is also susceptible to changing technology and customer requirements. Growth in the demand for our ChromaFlair(R) product within the consumer markets will depend upon our ability to develop a more cost-effective process to manufacture our light interference pigment products. Also, the trend toward electronic currency, such as pre-paid or "smart cards," may decrease the market for our light interference pigments used on paper currency.

WE DEPEND ON THE TELECOMMUNICATIONS INDUSTRY FOR GROWTH IN THE SALES OF OUR WDM AND SATELLITE PRODUCTS.

Our ability to grow our WDM and satellite products businesses depends in part on the continued growth and success of the telecommunications industry. Recently, telecommunications markets around the world have been deregulating and opening to global competition. This deregulation generally has resulted in increased competition and demand for telecommunications products and services. Additionally, the growing volume of data, voice and video traffic has increased bandwidth demand. These trends have driven increased demand for our WDM and satellite products. However, such trends may not continue in a manner that is favorable to us.

The rate at which long distance carriers and other fiber optic network operators have built new fiber optic networks or installed new systems in their existing fiber optic networks has fluctuated in the past and may continue to fluctuate in the future. These fluctuations may result in reduced demand for new or upgraded fiber optic systems that utilize our products. We can not be certain that technological or other developments in the telecommunications industry will favor growth in the markets served by our products. Moreover, as the telecommunications industry consolidates and realigns to accommodate technological and other developments, there is a risk that certain of our customers and telecommunication service providers may consolidate or align themselves together in a manner adverse to our business interests.

Growth of our satellite component business depends on growth in the number of satellite launches. In 1999, 2000, 2003 and 2004, the number of launches per year are expected to decrease from 1998 figures.
Continuation of this trend would have an adverse effect on our satellite business.

WE DEPEND ON THE PROJECTION DISPLAY AND FLAT PANEL DISPLAY MARKETS FOR GROWTH IN THE SALES OF OUR DISPLAY PRODUCTS.

Our ability to grow our display products business depends significantly on the continued growth and success of the projection and flat panel display markets. Advances in the technology used in computer monitors, televisions, conference room projectors and other display devices have led to increased demand for flat panel displays and projection displays. We cannot be certain that growth in these markets will continue or that technological or other changes in this industry will result in continued growth. In addition, the display market is subject to pricing pressure, consolidation and realignment as industry participants try to position themselves to take advantage of the changing competitive landscape. There is a risk that any consolidations and realignments may adversely affect our business, and pricing pressure will adversely affect our operating results.

WE DEPEND ON OUR OEM CUSTOMERS FOR THE SALE OF OUR PRODUCTS AND FOR INFORMATION RELATING TO THE DEVELOPMENT OF NEW PRODUCTS.

We sell a substantial portion of our products to a relatively small number of original equipment manufacturers (OEMs). The timing and amount of sales to these customers ultimately depend on sales levels and shipping schedules for the OEM products into which our products are incorporated. We have no control over the shipping dates or volume of products shipped by our OEM customers, and we cannot be certain that our OEM customers will continue to ship products that incorporate our products at current levels or at all. Failure of these OEMs to achieve significant sales of products incorporating our products and fluctuations in the timing and volume of such sales could be harmful to our business. In addition, failure of our OEM customers to inform us of changes in their production needs in a timely manner can hinder our ability to effectively manage our business.

In addition, we rely on our OEM customers to inform us of opportunities to develop new products that serve end user demands. If our OEM customers do not present us with market opportunities early enough for us to develop products to meet end user needs in a timely fashion or if the OEMs fail to anticipate end user needs at all, we may fail to develop new products or modify our existing products for our end user markets. In addition, if our OEM customers fail to accurately anticipate end user demands, we may spend resources on products that are not commercially successful.

ACQUIRING COMPLEMENTARY COMPANIES WILL EXPOSE US TO ADDITIONAL RISKS.

From time to time, we intend to acquire companies with products and services complementary to our own that we believe can help us commercialize our products quickly and efficiently. These acquisitions and any future acquisitions will expose us to increased risks and costs, including the following:

 .  failure to retain customers;

 .  integrating new operations and technologies;

 .  assimilating and retaining new personnel; and

 . diverting financial and management resources from existing operations.

We may not be able to generate sufficient profits from any of these acquisitions to offset the associated acquisition costs. We will also be required to maintain uniform standards of quality and service, controls, procedures and policies. We may have difficulty assimilating and maintaining uniformity over OPKOR's operations because it is located in Rochester, New York, which is far from our California headquarters. Our failure to maintain any of these standards may hurt relationships with customers, employees and new management personnel. In addition, our future acquisitions may result in additional stock issuances that could be dilutive to our stockholders.

WE MAY NOT BE ABLE TO ENTER INTO STRATEGIC ALLIANCES TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

As we develop optical products, we often rely on strategic alliances with other companies in a particular market to commercialize our products in a timely or effective manner. Our current strategic alliance partners provide us with assistance in the marketing, sales and distribution of our diverse line of products. We may be unable to find appropriate strategic alliances in markets in which we have little experience, which could prevent us from bringing our products to market in a timely manner, or at all. In our decorative pigments business, we may form alliances that would help us penetrate the automotive and other industries. If we do not enter into effective alliances, our ChromaFlair(R) products may not achieve satisfactory market penetration.

OUR FAILURE TO MANAGE GROWTH COULD ADVERSELY AFFECT US.

The recent accelerated growth of our business has placed, and is expected to continue to place, a strain on our limited personnel, management and other resources. In particular, the growth of our telecommunications business related to fiber optic networks and our light interference pigments business related to security and value documents has required us to allocate significantly increased amounts of manufacturing capabilities, personnel and other resources to those markets. In addition, our ability to manage and allocate resources is complicated by the number, diversity and complexity of our product lines. Our management, personnel, systems, procedures and controls may be inadequate to support our existing and future operations. If required to manage future growth, the implementation of management systems can be time consuming and costly. In order to manage future growth effectively, we will need to attract, train, integrate, motivate, manage and retain employees successfully to continue to improve our operational, financial and management systems.

WE MUST MANAGE OUR MANUFACTURING OPERATIONS AND FACILITIES EFFECTIVELY TO MEET CHANGING CAPACITY REQUIREMENTS.

We currently manufacture all of our products at our facilities in Santa Rosa, California, Hillend, Scotland and Atsugi, Japan. We are currently experiencing manufacturing capacity constraints and we are in the process of expanding our manufacturing capacity at these facilities. In addition, many of our customers have requested that we build manufacturing capabilities that are near or on their facilities to provide just-in-time production capabilities. If our plans to expand our manufacturing capacity are not implemented on a timely basis, we could face production shortfalls. In addition, we may be required to make additional capital investments in new or existing manufacturing facilities. Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies and higher overtime costs and other expenses. These higher expenditures could lower our profit margins. Further, if production is increased rapidly, there may be decreased manufacturing yields, which may also lower our margins.

In order to meet forecasted demand, we will need to increase our manufacturing capability for light interference pigments. We currently intend to begin operating our third light interference pigment production machine in the middle of 2000. In the past, we have experienced significant problems during the initial phases of operating a new machine, which required us to take substantial write-offs of inventory and incur substantial expenses to solve these problems. If we encounter similar problems with this new machine, our production capability and our operating results will suffer.

Many of our machines are the only manufacturing sources for particular products and are running at or near capacity. We do not have plans to develop redundancy for much of our production capability. Therefore, a breakdown or catastrophic damage to certain machines would severely and adversely affect our business. In addition, it can take up to two years to replace certain production machines.

We are expanding our manufacturing capabilities and expending capital in anticipation of a level of customer orders that may not be achieved. If demand falls below our forecast, we could have excess production or excess capacity. Excess production could result in higher inventories of our products. If we were unable to sell these inventories, we would be forced to write off such inventories as obsolete products. Excess manufacturing capacity could lead to higher production costs and lower margins.

We have in the past and may in the future experience difficulties in the management of our manufacturing facilities located overseas because of the distance from our headquarters and difference in time zone. To the extent that we expand our overseas manufacturing capabilities, these issues will be increased.

OUR OPERATING RESULTS MAY FLUCTUATE.

Our quarterly revenues and bookings are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues and bookings include the following:

 . variations in the size or timing of orders and shipments of our products;

 .  new product introductions by competitors;

 .  delays in introducing new products or components;

 .  delays of orders forecasted by our customers;

 .  delays in planned manufacturing capacity upgrades;

 . delays by our customers in the completion of upgrades of telecommunications infrastructure;

 . variations in capital spending budgets of telecommunications service providers; and

 . delays in obtaining regulatory approval for commercial deployment of certain telecommunications and other products.

A significant portion of our operating expenses are relatively fixed in nature. Changes in revenue may cause significant fluctuations in our operating results from quarter to quarter.

To achieve our revenue objectives, we depend on obtaining orders for shipment in the same quarter. Furthermore, our agreements with our customers generally do not contain binding purchase commitments and provide that our customers may change delivery schedules and cancel orders within specified timeframes without significant penalty. We generally recognize revenue upon shipment of products to the customer except in the case of JDS, where we recognize revenue upon shipment by JDS to their customers. Refusal of customers or end users to accept shipped products, returns of shipped products or delays or difficulties in collecting accounts receivable could result in significant charges against income. We may be unable to obtain sufficient orders in any quarter, or anticipate the cancellation or deferral of such orders in a quarter.

We have experienced and expect to continue to experience seasonality in our business. Our sales have been affected by a seasonal decrease in demand in the last quarter of each calendar year, which coincides with the first quarter of our fiscal year, due to year-end fluctuations in orders and operations of our customers, a fewer number of workdays during the winter holiday season, and the significant seasonality of consumer electronics products for which we provide components. We expect this trend to continue, although other trends may emerge. These trends, or other fluctuations in the timing of customer orders, may cause quarterly or annual fluctuations.

WE ARE DEPENDENT ON A SMALL NUMBER OF CUSTOMERS IN CERTAIN INDUSTRIES.

We believe that a substantial majority of our revenues will continue to be derived from sales to a relatively small number of customers for the foreseeable future. In addition, we believe that sales to these customers will be focused on a small number of applications. The loss of a significant customer for any reason or reduced production by a customer, could result in a significant loss of revenue. In addition, some of our products are sold to customers in industries, such as consumer products, that experience significant fluctuations in demand based on economic conditions, consumer demand and other factors that are beyond our control. There can be no assurance that we will be able to increase or maintain our levels of sales in periods of economic stagnation or downturn. In the past, OEMs have reduced the amount of purchases of our products in an effort to reduce their costs in response to economic crises.

WE ARE DEPENDENT ON KEY SUPPLIERS OF RAW MATERIALS.

We manufacture all of our products using materials procured from third-party suppliers. Certain of these materials are obtained from a single source and others are available from limited sources. In addition, some of the components are custom parts produced to our specifications. For example, we currently rely on Corning Incorporated to supply a special grade microsheet flat glass that is used in some of our products. Other materials are procured from single-source suppliers even though other suppliers are available. Any interruption in the operations of vendors of single-sourced materials could adversely affect our ability to meet our scheduled product deliveries to customers. Delays in key component or product deliveries may occur due to shortages resulting from a limited number of suppliers, the financial or other difficulties of such supplier or a limitation in component product availability. If we are unable to obtain a sufficient supply of materials from our current sources, we could experience difficulties in obtaining alternative sources quickly or in altering product designs to use alternative materials. Resulting delays or reductions in product shipments could damage customer relationships. Further, a significant increase in the price of one or more of these materials could have a material adverse effect on our operating results.

In addition, we are an extremely large consumer of electricity. Unforeseen increases in the cost of electricity or interruptions or reductions in our current supply of electricity could materially affect our ability to manufacture our products in a cost-effective or timely manner.

The sales cycle for our products is lengthy and subject to delays beyond our control, which may adversely impact our results of operations.

The sales cycle associated with our products typically is lengthy, often lasting three to fifteen months. Our customers usually conduct significant technical evaluations of our products prior to the commitment of capital and other resources. In addition, purchasing decisions may be delayed because of our customers' internal budget approval procedures. Furthermore, end users of our products may have lengthy testing and approval processes that will delay purchases of our products by our customers. For example, countries adopting security measures for their currency often will consider and test alternatives to our light interference pigments prior to making a purchasing decision. Because of the lengthy sales cycle and the large size of customers' orders, if orders forecasted for a specific customer for a particular quarter do not occur in that quarter, our operating results for that quarter could be materially adversely affected.

WE ARE DEPENDENT ON KEY PERSONNEL WITH EXPERTISE IN THE MANAGEMENT OF
LIGHT.

Due to the specialized nature of our business, we are highly dependent on the continued service of, and on the ability to attract and retain, qualified engineering, sales, marketing and senior management personnel in the area of light management. The competition for such personnel is intense. The loss of any key employees or management could have a material adverse effect on our business and operating results. In addition, if we are unable to hire additional qualified personnel as needed, we may not be able to adequately manage and complete our existing sales commitments and to bid for and execute additional sales. We may not be able to continue to attract and retain the qualified personnel necessary for the development of our business.

We must provide significant training for our growing employee base due to the highly specialized nature of our technological expertise in the area of light management and thin film optical coating. Our current engineering personnel may be inadequate, and we may fail to assimilate and train new employees successfully. Highly skilled employees with the education and training that we require, especially employees with significant experience and expertise in thin film optical coating and fiber optics, are in high demand. Once trained, our employees may be hired by our competitors.

We do not have "key person" insurance coverage for the loss of any of our employees. Any officer or employee of our company can terminate his or her relationship with us at any time. Except for three employees of our OPKOR Inc. subsidiary, none of our employees are bound by any non-competition agreements with us.

OUR PRODUCTS ARE SUBJECT TO GOVERNMENTAL AND INDUSTRY REGULATIONS, CERTIFICATIONS AND APPROVALS.

The commercialization of our products may be delayed or made more costly due to required government and industry approval processes. In the past, the United States federal government has attempted to restrict the export of our satellite-related products to certain foreign countries for reasons of national security. Development of applications for our ChromaFlair(R) products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. Additionally, some of our telecommunications products may need to obtain Bellcore certification. This certification process can last six months or longer. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our results could be adversely affected.

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

 .  changes in foreign government regulations and standards;

 . export license requirements, tariffs, taxes and other trade barriers;

 . requirements or preferences of foreign nations for domestic products;

 .  fluctuations in currency exchange rates relative to the U.S.
   dollar;

 .  difficulty in collecting accounts receivable;

 .  difficulty in managing foreign operations; and

 .  political and economic instability.

If our customers or end users of our products are impacted by currency devaluations or general economic crises, such as the economic crisis currently affecting many Asian and Latin American economies, their ability to purchase our products could be materially adversely affected. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment.

WE HAVE SIGNIFICANT EXPOSURE TO FOREIGN INVESTMENTS.

We have significant capital investments in Scotland and Japan. We record changes in the value of those countries' currencies relative to the U.S. dollar as direct charges or credits to equity. In addition to our manufacturing operations in Scotland and Japan, we also have a sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, our export sales could be subject to competitive price pressures if the U.S. dollar was to strengthen compared to the currency of foreign competitors.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS.

Our success and ability to compete are significantly dependent on our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our pending patent applications may not be granted. Even if they are granted, the claims covered by the patents may be reduced from those included in our applications. Any patent might be subject to challenge in court and, whether or not challenged, might not be broad enough to prevent third parties from developing equivalent technologies or products. We have entered into confidentiality and invention assignment agreements with our employees, and we enter into non-disclosure agreements with some of our suppliers, distributors and customers so as to limit access to and disclosure of our proprietary information. These statutory and contractual arrangements may not prove sufficient to prevent misappropriation of our technology or to deter independent third-party development of similar technologies. In addition, the laws of some foreign countries might not protect our products or intellectual property rights to the same extent as do the laws of the United States. Protection of our intellectual property might not be available in every country in which our products might be manufactured, marketed or sold.

WE MAY BE SUBJECT TO FUTURE CLAIMS OF INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES.

We may in the future receive notices of claims of infringement of other parties' patent, trademark, copyright and other intellectual property rights. Any such claims, even those without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources or cause us to enter into unfavorable royalty or licensing agreements. The assertion of such claims could have a material adverse effect on our business.

OUR INDUSTRIES ARE HIGHLY COMPETITIVE WITH MANY ESTABLISHED
COMPETITORS, WHO MAY INCLUDE OUR CUSTOMERS, STRATEGIC ALLIANCE
PARTNERS AND SUPPLIERS.

The markets for our products are intensely competitive and characterized by rapidly changing technology. We currently experience competition from numerous companies in each of the markets in which we participate.

In the fiber optic communications market, we face competition from E-Tek Dynamics, Inc. and DiCon Fiberoptics, Inc., as well as other WDM component vendors for the sale of WDM products. In the optical switch markets, we will compete with these same companies, and potentially with JDS, our strategic partner for our WDM business. In the satellites market, we compete with Pilkington Aerospace, a division of Pilkington plc.

We face competition with our light interference pigments in the security and value documents market from alternative technologies such as holograms, embedded threads and watermarks. In the decorative applications market for our light interference pigments, we compete with providers of lower cost, lower performance special effects pigments such as BASF AG and Merck KGaA. These companies are also important customers for decorative pigments.

In the display market, we have a large number of domestic and foreign competitors for our Glare/Guard(R) anti-glare optical filters. Companies that purchase coated glass and assemble and sell filters in competition with us include Fellowes Manufacturing Company, Polaroid Corporation, ACCO Brands, Inc. and Minnesota Mining and Manufacturing Company (3M). Certain of these companies purchase private label products from us for resale in competition with our Glare/Guard(R) product line. In the flat panel display market, we face competition from Japanese coating companies such as Nidek Co., Ltd., Toppan
Printing Co., Ltd. and Tore. In projection display components, our competition includes Viratec Thin Films, Inc., Balzers and Leybold Group, Nitto Optical Co., Ltd., Nikon Corporation and Fuji Photo-Optical.

Competitors in any portion of our business are also capable of rapidly becoming competitors in other portions of our business. Our existing and potential customers are often our current and potential competitors. These companies may develop or acquire additional competitive products or technologies in the future and thereby reduce or cease their purchases from us. Additionally, we compete with large, diversified companies such as BASF and Merck KGaA that are also our suppliers. We may also face competition in the future from these and other parties that develop fiber optic components based upon the technologies similar to or different from the technologies employed by us.

We expect competition in general to intensify substantially, particularly in the expanding telecommunications and special effects pigments markets. We further expect competition to be broadly based on varying combinations of manufacturing capacity, ability to deliver products on time, and technical features, each of which may render our existing products non-competitive, obsolete or unmarketable. The development of new high-precision products is a complex and uncertain process requiring high levels of innovation and highly skilled assembly and manufacturing processes, as well as the accurate anticipation of technological and market trends. Many of our competitors have substantially greater financial, technical, manufacturing, marketing and other resources with which to develop new technologies and to promote their products. We may be unable to identify, develop, manufacture, market or support new or enhanced products successfully or on a timely basis. We also may be unable to respond effectively to product announcements by competitors, technological changes or emerging industry standards. We also face competition from numerous smaller companies.

WE FACE RISKS RELATING TO THE YEAR 2000 ISSUE.

The "Year 2000" issue is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If our computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

We have identified our Year 2000 risk in three components: internal business software; internal non-financial software and imbedded chip technology; and external noncompliance by customers and suppliers. We are in the process of installing an enterprise resource planning system and we currently expect to be in full compliance with our internal financial systems before the Year 2000. However, if, due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on our operations. If we are unable to achieve Year 2000 compliance for our major non-financial systems, the Year 2000 could have a material impact on our operations.

Any failure of third-party networks, systems or services upon which our business depends could have a material adverse impact on our business. We also rely on other systems and services that third parties provide to our customers. As a result, the success of our plan to address Year 2000 issues depends in part on parallel efforts being undertaken by other third parties. We have begun to identify and initiate communications with third parties whose networks, systems or services are critical to our business to determine the status of their Year 2000 compliance. We cannot assure you that all such parties will provide accurate and complete information, or that all their networks, systems or services will achieve full Year 2000 compliance in a timely fashion. In the event that any of our significant customers and suppliers do not successfully and timely achieve Year 2000 compliance, and we are unable to replace them with new customers or alternate suppliers, our business or operations could be adversely affected.

Although we believe that all of our current products are Year 2000 compliant, we cannot be certain that there will not be claims against us, particularly since we have been in business for over 50 years. The outcome and the costs involved in defending such claims could have an adverse effect on our business. In addition, responding to customer inquiries regarding Year 2000 issues has created a burden on our internal resources.

OUR MANUFACTURING FACILITIES ARE CONCENTRATED IN AN AREA SUSCEPTIBLE TO EARTHQUAKES.

Our headquarters and most of our manufacturing facilities are concentrated in an area where there is a risk of significant earthquake activity. Substantially all of the production equipment that currently accounts for our revenues, as well as planned additional production equipment, is or will be located in a known earthquake zone. In addition, much of our plant and equipment was built a number of years ago and are not in compliance with current seismic codes. We cannot predict the extent of the damage that our facilities and equipment would suffer in the event of an earthquake or how such damage would affect our business. We currently maintain earthquake insurance in the amount of $20.9 million with a deductible of five percent of insured value. However, we cannot be certain if this type of insurance will be available in the future at reasonable rates, or at all, or if this insurance will be sufficient to cover all damages that we may suffer as a result of an earthquake.

OUR BUSINESS IS SUBJECT TO THE RISKS OF PRODUCT RETURNS, PRODUCT
LIABILITY AND PRODUCT DEFECTS.

Products as complex and precise as ours frequently contain undetected errors or flaws, especially when first introduced or when new versions are released. The occurrence of errors could result in product returns and other losses to us or to our customers. Some of our products are used in applications that have severe consequences if our products or the products in which our products are incorporated should fail. Such failure also could result in the loss of or delay in market acceptance of our products. Due to the recent introduction of some of our products, we have limited experience with the problems that could arise with these products.

Our purchase agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. However, the limitation of liability provision contained in our purchase agreements may not be effective as a result of federal, state or local laws or ordinances or unfavorable judicial decisions in the United States or other countries. We have not experienced any material product liability claims to date, but the sale and support of our products entails the risk of such claims. In addition, any failure by our products to properly perform could result in claims against us by our customers. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and loss of management time and resources.

OUR MANUFACTURING PROCESSES MAY EXPOSE US TO ENVIRONMENTAL
LIABILITIES.

We are subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous substances in the ordinary course of our manufacturing process. In the past, we have found ground water contamination at our facilities and have had to spend substantial amounts of money to contain and monitor the contamination. Although we believe that our current manufacturing operations comply in all material respects with applicable environmental laws and regulations, environmental legislation has been enacted and may in the future be enacted or interpreted to create environmental liability with respect to our facilities or operations. We cannot be certain that environmental claims will not be asserted against us in the future.

SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON
STOCK.

The Board of Directors has the authority to issue up to 100,000 shares of preferred stock and to determine the rights, preferences and privileges of those shares without any further vote or action by the stockholders. Of these 100,000 shares, 10,000 shares are currently designated "Series A Preferred Stock" in connection with our stockholders' rights plan described below, and 15,000 shares were designated "Series B Cumulative Convertible Preferred Stock," of which 6,650 shares remain available for future issuance. The rights of the holders of common stock may be adversely affected by the rights of the holders of any preferred stock that may be issued in the future. Some provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the by-laws or approve a merger with another company.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly-held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior, did own) 15.0% or more of the corporation's voting stock.

We have a stockholders' rights plan, commonly referred to as a "poison pill," that makes it difficult, if not impossible, for a person to acquire control of us without the consent of our Board of Directors.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1996

Except for historical information contained in this report, matters discussed in this report are forward-looking statements that involve risks and uncertainties. Actual results my vary significantly based on a number of factors including, but not limited to, product development, commercialization and technological difficulties; manufacturing cost, yield and throughput issues associated with initiating production at new facilities; the impact of competitive products and pricing; changing customer requirements and buying patterns; timely availability and acceptance of new products; change in economic conditions of the various markets that we serve; and Year 2000 issues.


                   INDEPENDENT ACCOUNTANTS' REVIEW


The April 30, 1999 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Deloitte & Touche LLP, independent accountants, in accordance with established professional standards and procedures for such a review.

The report of Deloitte & Touche LLP commenting on their review follows.


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California


We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of April 30, 1999, and the related condensed consolidated statements of income and of cash flows for the three-month and six-month periods ended April 30, 1999 and 1998 and the related condensed consolidated statements of stockholders' equity and comprehensive income for the six-month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP
San Jose, California

May 19, 1999


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There have been no material changes in legal proceedings since
     those reported in the Registrant's Form   10-K for the year ended
     October 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

Effective February 22, 1999, the Company acquired all the outstanding shares of OPKOR Inc., an optical design and manufacturing company specializing in precision optic components and assemblies, for $1.8 million in cash and 267,285 shares of common stock of the Company issued to the former stockholders of OPKOR. The shares of common stock were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. Of those 267,285 shares issued, 138,000 shares were subsequently registered for resale on May 21, 1999 under the Company's Registration Statement on Form S-3 (Registration No. 333-76853).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     No disclosure required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on April 1, 1999.

(b) The management nominees for director listed in the proxy statement were elected as follows:

      NOMINEES FOR DIRECTOR      VOTES FOR        VOTES WITHHELD
      =====================      ==========       ==============
      Herbert M. Dwight, Jr.     11,462,541               67,021
      Charles J. Abbe             9,239,211              136,346
      Douglas C. Chance           9,237,506              138,051
      Shoei Kataoka               9,223,741              151,816
      John McCullough             9,194,197              181,360
      Julian Schroeder            9,238,171              137,386
      Renn Zaphiropoulos          9,234,433              141,124

(c)  Approval of the 1999 Employee Stock Purchase Plan:

      For                         9,946,326
      Against                       205,022
      Abstain                        59,676
      Not Voted                   2,002,962

     Approval of the 1999 Incentive Compensation Plan:

      For                         8,845,052
      Against                     1,298,596
      Abstain                        67,375
      Not Voted                   2,002,963

     Ratification of the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the year ending October 31, 1999:

      For                       11,472,650
      Against                       17,075
      Abstain                       61,459
      Not Voted                    662,802

ITEM 5.  OTHER INFORMATION

     No disclosure required.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

4.0 Fourth Amendment, dated as of May 25, 1999 to Credit Agreement dated as of July 31, 1998 among the Registrant, Bank of America National Trust and Savings Association, as Agent,
       Letter of Credit Issuing Bank and The Other Financial
       Institutions Party Thereto.

15 Letter of Deloitte & Touche LLP regarding unaudited interim financial information.

27     Financial Data Schedule for the three months ended April 30,
       1999.

(b) Reports on Form 8-K filed for the three months ended April 30, 1999:

     Form 8-K dated May 19, 1999 reporting under Item 5 the Registrant's second quarter 1999 earnings.


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OPTICAL COATING LABORATORY, INC.



  June 14, 1999                     By:   /s/ CRAIG B. COLLINS
------------------                      --------------------------------
Date                                    Craig B. Collins, Vice President,
                                        Finance and Chief Financial Officer
                                        (Principal Financial Officer)