Form 10-Q
period 1999-07-31
OPTICAL COATING LABORATORY INC
filed 1999-09-14
CIK 74697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                             FORM 10-Q

 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                                OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____
                          ---
       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

Common Stock, $.01 par value               14,160,066 at August 31, 1999

PART 1.  FINANCIAL INFORMATION
                   ITEM 1.  FINANCIAL STATEMENTS
         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
               -------------------------------------
                                                       JULY 31,    OCTOBER 31,
ASSETS                                                     1999         1998

(Amounts in thousands)                                 (Unaudited)
CURRENT     Cash and cash equivalents...............       $120,018 $  40,880
ASSETS      Accounts receivable, net of allowance for
             doubtful accounts of $1,822 and $1,831.        37,651     38,585
            Inventories.............................        23,454     25,233
            Income taxes receivable.................         1,234
            Deferred income tax assets..............         5,566      9,311
            Other current assets....................         2,395      1,822
                                                           -------   --------
               Total Current Assets.................       190,318    115,831

OTHER       Goodwill................................        16,946        910
ASSETS      Deferred income tax assets..............                      716
            Property, plant and equipment held for sale        503      3,183
            Other assets............................        12,934      3,241
PROPERTY,   Land and improvements...................         9,088      9,116
PLANT AND   Buildings and improvements..............        37,106     36,171
EQUIPMENT   Machinery and equipment ................       129,764    123,261
            Construction-in-progress................        17,300     12,722
                                                           -------    -------
                                                           193,258    181,270
            Less accumulated depreciation...........       (92,015)   (91,565)
                                                           -------    -------
             Property, plant and equipment-net  ....       101,243     89,705

                                                           -------    -------

                   Total Assets.....................       $321,944  $213,586
                                                           ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT     Accounts payable.......................        $ 9,125   $  8,423
LIABILITIES Accrued expenses.......................          8,232      9,935
            Accrued compensation expenses..........         10,128     10,365
            Income taxes payable...................            235        708
            Current maturities on long-term debt...          4,790      6,026
            Notes payable..........................                     4,483
            Deferred revenue.......................          3,676        761
                                                           -------    -------
                   Total Current Liabilities ......         36,186     40,701
NONCURRENT  Accrued postretirement health benefits
LIABILITIES  ...............and pension liabilities          2,306      2,241
            Deferred revenue.......................            750
            Deferred income tax liabilities........          9,328      3,528
            Long-term debt ........................         54,935     52,373
            Minority interest......................                    12,520

            Commitments and contingencies
STOCKHOLDERS'Common stock, $.01 par value; authorized
EQUITY       30,000,000 shares; issued and outstanding
             14,092,000 and 12,087,000 shares......            141        121
            Paid-in capital........................        175,099     69,993
            Retained earnings......................         43,407     31,951
            Accumulated other comprehensive income           (208)        158
                                                          -------     -------
            Stockholders' Equity..................        218,439     102,223
                                                          -------     -------
              Total Liabilities and Stockholders' Equity  $321,944   $213,586
                                                          ========   ========
The accompanying notes are an integral part of these financial statements.

         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            -------------------------------------------
                            (Unaudited)

For the three and nine month periods ended July 31, 1999 and 1998
                                             THREE MONTHS        NINE  MONTHS
                                             ------------        ------------
                                             1999    1998        1999    1998
(Amounts in thousands, except per share amounts)
REVENUES
        Revenues...........................  $89,864 $67,393 $243,709 $185,111
        Cost of sales......................   63,191  44,462  169,473  123,181
                                             ------- ------- -------- --------
           Gross Profit....................   26,673  22,931  74,236    61,930

COSTS AND   Operating Expenses:
EXPENSES     Research and development .....    7,423   4,222  17,517    12,069
             Selling and administrative....    9,053  12,131  30,451    32,790
             Amortization of intangibles...      726     200   1,523       598
             Loss on asset disposal........                      934
             Legal settlement, net.........                   (2,960)
             In process research and development
                       charges.............                    2,906
                                              ------  ------  ------    ------
             Total Operating Expenses......   17,202  16,553  50,371    45,457
                                              ------  ------ -------    ------

               Income From Operations......    9,471   6,378  23,865    16,473

            Nonoperating Income (Expense):
             Interest income ..............    1,192     117   1,814       282
             Interest expense..............     (946)   (796) (2,933)  (2,531)
                                               -----  ------   ------  ------

EARNINGS    Income before provision for income taxes
             and minority interest.............  9,717  5,699    22,746 14,224
            Provision for income taxes.........  3,498  2,246     9,235  5,571
            Minority interest..................            32       491    587
                                                ------  -----   ------- ------
               Net Income......................  6,219  3,421    13,020  8,066

            Dividend on convertible redeemable
             preferred stock...................                            250
                                                ------  -----   ------- ------

               Net Income Applicable to Common Stock
                                               $6,219  $3,421  $13,020 $ 7,816
                                               ======  ======  ======= =======

             Net Income Per Share, Basic.....  $  .46  $  .28  $  1.02 $   .70
                                               ======  ======  ======= =======

             Net Income Per Share, Diluted.... $  .41  $  .27  $   .93 $   .66
                                               ======  ======  ======= =======

            Weighted Average Number of Common Shares
              Used to Compute Basic Earnings Per Share
                                               13,643  12,009  12,743   11,169
                                               ======  ====== =======   ======
            Weighted Average Number of Common Shares
             Used to Compute Diluted Earnings Per Share
                                              15,319   12,546  14,020   11,822
                                              ======   ======  ======   ======
The accompanying notes are an integral part of these financial statements.

         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          -----------------------------------------------
                            (Unaudited)

For the three and nine month periods ended July 31, 1999 and 1998
                                               THREE MONTHS     NINE MONTHS
                                               -------------    -----------
 (Amounts in thousands)                        1999    1998     1999    1998

OPERATIONS  Cash Flows From Operations:
          Cash received from customers...... $57,331 $60,379 $175,875 $156,649
          Interest received.................     288     120      871      238
          Cash paid to suppliers and
              employees.....................(50,203)(52,525)(131,462)(143,373)
          Interest paid.....................   (521) (1,193)  (2,624)  (2,614)
          Income taxes paid, net of refunds.   (545)   (187)    (721)     (41)
                                            -------  ------   -------  -------
            Net Cash Provided By Operations.  6,350   6,594   41,939    10,859
                                            -------  ------   -------  -------

INVESTMENTS Cash Flows From Investments:
          Purchase of plant and equipment... (8,421)(3,313) (19,938)  (11,639)
          Purchase of remaining interest in Flex Products   (30,035)
          Purchase of OPKOR, net of cash acquired              (305)
          Proceeds from sale of MMG assets..                  4,084
          Proceeds from sale of equipment...    489           1,682       216
                                             ------ ------  -------    -------
           Net Cash Used For Investments... (7,932) (3,313) (44,512)  (11,423)
                                            ------  ------- --------  --------

FINANCING   Cash Flows From Financing:
          Proceeds from secondary public
              offering...................   88,920           88,920
          Proceeds from long-term debt......         14,810   1,170     24,628
          Repayment of long-term debt.......(2,695) (16,094) (7,936)  (29,344)
          Repayment of notes payable........           (239)             (248)
          Proceeds from exercise of stock
              options ...................... 1,208      559   3,533      6,970
          Collection of note receivable from
              officer ......................          5,772
          Proceeds from note to minority
              stockholder ..................                               800
          Purchase of note from minority
              stockholder ..................                 (2,400)   (2,601)
          Payment of dividend on preferred stock                         (208)
          Payment of dividend on common stock (838)    (719) (1,564)   (1,355)
                                            ------   ------- -------   -------
           Net Cash Provided By (Used For)
              Financing.................... 86,595    4,089  81,723    (1,358)
                                           -------   ------- -------   -------
            Effect of exchange rate changes
              on cash .....................     27       29     (12)      (46)
                                           -------   ------- -------   -------
            Increase (decrease) in cash and
              cash equivalents............  85,040    7,399  79,138    (1,968)
            Cash and cash equivalents at
              beginning of period.........  34,978    5,850  40,880    15,217
                                           -------   ------  -------  -------
            Cash and cash equivalents at
                    end of period         $120,018 $ 13,249 $120,018  $13,249
                                          ======== ======== ========  =======


         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
    -----------------------------------------------
                            (Unaudited)

For the three and nine months ended July 31, 1999 and 1998

                                                THREE MONTHS    NINE MONTHS
                                                ------------    -----------
(Amounts in thousands)                           1999   1998    1999   1998

ADJUSTMENTS  Reconciliation of Net Income
             To Cash Flows From Operations:

            Net income......................    $6,219 $3,421  $13,020 $8,066

            Adjustments to reconcile net income to net cash
             provided by operations:
               Depreciation and amortization...  3,972  3,384   10,470  9,499
               Minority interest in earnings of
                 subsidiaries..................            32      491    587
               Loss on disposal of equipment ..  1,222     78    2,596    391
               Accrued postretirement health
                   benefits....................      7     40       62    120
               Other non-cash adjustments to
                   net income..................   (156)   (58)     531    151
             Change in:
               Accounts receivable............. (1,708)  (397)   1,140 (2,974)

               Inventories..................... (2,428)  (892)     130 (5,172)
               Income taxes receivable and
                  income taxes payable.........  2,902  1,342    3,098  3,265
               Deferred income tax assets and
                  liabilities..................   (193)   688   10,033  1,762
               Other current assets and other assets
                 and investments...............   (506)   228   (1,778)  (722)
               Accounts payable, accrued expenses and
                 accrued compensation expenses. (1,024)  (815)  (1,519)(5,008)
               Deferred revenue................ (1,957)  (457)   3,665    894
                                                -------  -----  ------ ------
                  Total adjustments............    131  3,173   28,919  2,793
                                                 -----  -----   ------  -----

               Net Cash Provided By Operations  $6,350 $6,594 $41,939 $10,859
                                                ====== ====== ======= =======

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:

In the first quarters of fiscal 1999 and fiscal 1998, the Company issued 39,914 and 39,292 shares of common stock to the OCLI
401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contributions.

In February 1999, the Company purchased OPKOR Inc. (OPKOR) for $9.0 million plus annual contingent payments in OCLI common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of OCLI common stock. Cash and non-cash components of the acquisition were as follows:



     Fair value of assets acquired, including intangibles          $13,615
     Liabilities assumed                                            (4,980)
                                                                   -------
     Initial consideration plus acquisition expenses                 8,635
     Fair value of OCLI common stock issued to sellers              (7,200)
     Cash acquired                                                  (1,130)
                                                                    ------
     Net cash paid                                                 $   305
                                                                   ========




The accompanying notes are an integral part of these financial statements.



         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     ---------------------------------------------------------
                      AND COMPREHENSIVE INCOME
                      ------------------------

For the three and nine month periods ended July 31, 1999 (Amounts in thousands, unaudited)

                       PREFERRED STOCK     COMMON STOCK     PAID-IN  RETAINED
                       ---------------     --------------
                       SHARES   AMOUNT     SHARES  AMOUNT   CAPITAL  EARNINGS
-----------------------------------------------------------------------------
BALANCE AT NOVEMBER 1, 1998                12,087  $  121   $69,993  $ 31,951
Shares issued to Employee Stock
   Ownership Plan                              40               933
Exercise of stock options,
   including tax benefit                      243       2     4,317
Issuance of shares for acquisition            267       3     7,197
Dividend on common stock                                                (726)
Net income                                                             6,801
Other comprehensive income, net of taxes:
   Foreign currency translation
       adjustment
-----------------------------------------------------------------------------
BALANCE AT APRIL  30, 1999                 12,637     126    82,440    38,026
Exercise of stock options,
   including tax benefit                      105       1     3,753
Issuance of shares for offering             1,350      14    88,906
Dividend on common stock                                                (838)
Net income                                                              6,219
Other comprehensive income, net of taxes:
   Foreign currency translation
       adjustment
Comprehensive income three
       months ended July 31, 1999
-----------------------------------------------------------------------------
BALANCE AT JULY 31, 1999                 14,092   $  141  $175,099   $ 43,407
                                         ====================================

                                      ACCUMULATED
                                      OTHER
                                      COMPREHENSIVE          COMPREHENSIVE
                                      INCOME                 INCOME
                                      -------------          -------------
BALANCE AT NOVEMBER 1, 1998                $ 158
Shares issued to Employee Stock
   Ownership Plan
Exercise of stock options,
   including tax benefit
Issuance of shares for acquisition
Dividend on common stock
Net income                                                      6,801
Other comprehensive income, net of taxes:
   Foreign currency translation
       adjustment                           (432)                (432)
--------------------------------------------------------------------------
BALANCE AT APRIL  30, 1999                  (274)               6,369
Exercise of stock options,
   including tax benefit
Issuance of shares for offering

Dividend on common stock
Net income                                                      6,219
Other comprehensive income, net of taxes:
   Foreign currency translation
       adjustment                             66                   66
Comprehensive income three
      months ended July 31, 1999
--------------------------------------------------------------------------
                                                                6,285
                                                              -------
BALANCE AT JULY 31, 1999                 $  (208)             $12 654
                                         ========             =======

         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME (CONTINUED)

For the three and nine month periods ended July 31, 1998 (Amounts in thousands, unaudited)


                          PREFERRED STOCK  COMMON STOCK    PAID-IN  RETAINED
                          --------------- --------------
                          SHARES   AMOUNT SHARES  AMOUNT   CAPITAL  EARNINGS
----------------------------------------------------------------------------
BALANCE AT NOVEMBER 1, 1997
                              6   $ 5,559 10,599 $   106  $ 55,723  $ 26,217
Shares issued to Employee
   Stock Ownership Plan                       39       1       555
Exercise of stock options,
   including tax benefit and
   note receivable from
   related party                             841       8     6,687
Conversion of preferred stock
   to common stock           (6)  (5,559)    599       6     5,595
Dividend on preferred stock                                            (250)
Dividend on common stock                                               (636)
Net Income                                                            4,645
Other comprehensive income, net of taxes:
   Foreign currency translation
      adjustment
----------------------------------------------------------------------------
BALANCE AT APRIL 30, 1998    -      -    12,078      121   68,560     29,976
Exercise of stock options,
   including tax benefit and
   note receivable from
   related party                            (45)      (1)     871
   Dividend on common stock                                            (719)
Net Income                                                            3,421
Other comprehensive income, net of taxes:
   Foreign currency translation
      adjustment
Comprehensive income three
       months ended July 31, 1998

BALANCE AT JULY 31, 1998    -   $   -    12,033   $  120 $ 69,431  $ 32,678
                            ===============================================
The accompanying notes are an integral part of these financial statements.

         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                AND COMPREHENSIVE INCOME (CONTINUED)

For the three and nine month periods ended July 31, 1998 (Amounts in thousands, unaudited)
                                   NOTES         ACCUMULATED
                                   RECEIVABLE    OTHER
                                   FROM RELATED  COMPREHENSIVE  COMPREHENSIVE
                                   PARTY         INCOME         INCOME
=============================================================================
BALANCE AT NOVEMBER 1, 1997                      $  (642)
Shares issued to Employee Stock
   Ownership Plan
Exercise of stock options,
   including tax benefit and
   note receivable from
   related party                   $(5,788)
Conversion of preferred stock
   to common stock
Dividend on preferred stock
Dividend on common stock
Net Income                                                      $4,645
Other comprehensive income, net of taxes:
   Foreign currency translation
      adjustment                                    (592)         (592)
BALANCE AT APRIL 30, 1998          $(5,788)       (1,234)        4,053
Exercise of stock options,
   including tax benefit and
   note receivable from
   related party                   $5,788
Dividend on common stock
Net Income                                                       3,421
Other comprehensive income, net of taxes:
   Foreign currency translation
      adjustment                                     (34)          (34)
Comprehensive income three
       months ended July 31, 1998                                 3,387
                                                                 ------
BALANCE AT JULY 31, 1998           $ --        $  (1,268)        $7,440
=======================================================================

The accompanying notes are an integral part of these financial statements.

         OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       ----------------------------------------------------
     Three and Nine Month Periods Ended July 31, 1999 and 1998
                            (Unaudited)

1.   GENERAL
------------

NATURE OF OPERATIONS. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components primarily to original equipment manufacturers (OEMs) of color shifting, optical and electro-optical systems. OCLI's products are found in many applications including computer monitors, flat panel displays, telecommunication systems, office equipment, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems. Through its wholly owned subsidiary, Flex Products, Inc. (Flex), the Company designs and manufactures thin film coatings on flexible substrates using high vacuum roll-to-roll processes. Flex supplies critical pigments for use in anti-counterfeiting applications, energy conserving window film for residential and commercial applications and ChromaFlairR light interference pigments for commercial paints.

INTERIM FINANCIAL INFORMATION. The Condensed Consolidated Balance Sheet as of July 31, 1999, the Condensed Consolidated Statements of Income for the three and nine month periods ended July 31, 1999 and 1998, the Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended July 31, 1999 and 1998 and the Condensed Consolidated Statements of Stockholders' Equity and Other Comprehensive Income for the three and nine month periods ended July 31, 1999 and 1998 and have been prepared by the Company without audit. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows at July 31, 1999 and for all periods presented have been made.

The results of operations for the period ended July 31, 1999 are not necessarily indicative of the operating results anticipated for the full year.

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

3.    LOSS ON ASSET DISPOSAL
----- ----------------------

In the fourth quarter of fiscal 1998, due to excess capacity, the Company removed from service and began negotiations for the sale of a large continuous coating machine. As sales price estimates at that time and for subsequent quarters exceeded the carrying amount of the equipment, losses were previously not recorded. In the second quarter of 1999, due to the need for manufacturing space, the Company made the decision to accelerate the sale of the machine and to sell the machine for less than book value, if necessary. Consequently, the machine, with a carrying value of $1.4 million was sold for $460,000 net of removal and shipping costs and the Company recognized a loss of $934,000 in the second quarter of fiscal 1999 on the sale of the machine.


4.   LEGAL SETTLEMENT
---------------------

On January 15, 1999, the Company announced that it had settled a lawsuit with Optical Corporation of America and certain of its shareholders regarding a failed merger in fiscal 1996. The Company received cash, net of related legal expenses, of $3.0 million, which was recorded as a benefit in the nine month period ended July 31, 1999.

5.   DISPOSALS AND ACQUISITIONS
-------------------------------

In the first quarter of 1999, Glas-Trosch GmbH, a privately held glass company in Switzerland, purchased the business and operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of the Company's manufacturing subsidiary in Germany (MMG) for $4.3 million. As the Company had previously recorded an impairment loss to reduce MMG's assets to fair value on a liquidation basis, no gain or loss was recognized on the sale. An office building in Germany, with a carrying value of approximately $500,000, which was not part of the sale, is being held for sale.

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

In February 1999, the Company purchased OPKOR Inc. (OPKOR), an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9.0 million plus annual contingent payments in OCLI common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of OCLI common stock. The cumulative amount of the contingent payments cannot exceed the lower of 267,285 shares or the number of shares equal in value to $18.0 million. Pursuant to this transaction, the Company recorded goodwill of $7.0 million that is being amortized over an average life of 8 years.

6.   EARNINGS PER SHARE
-----------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine month periods ended July 31, 1999 and 1998:


                                               THREE MONTHS      NINE MONTHS
                                               ------------      -----------
                                                1999   1998     1999     1998

(Amounts in thousands, except per share amounts)
=============================================================================
BASIC SHARES:

Average common shares outstanding             13,643 12,009   12,743   11,169
                                              ====== ======   ======   ======

Net income                                    $6,219 $3,421  $13,020  $8,066
Less dividend on convertible redeemable
    preferred stock                                                      250
                                              ------ ------  -------  ------

Net income applicable to common stock         $6,219 $3,421  $13,020  $7,816
                                              ====== ======  =======  ======

Net income per common share, basic            $ .46  $ .28   $1.02    $ .70
                                              =====  =====   =====    =====


DILUTED SHARES:
Average common shares outstanding           13,643   12,009   12,743   11,169
Dilutive effect of employee stock options    1,676      537    1,277      653
                                             -----    -----    -----    -----

Average shares outstanding, diluted         15,319   12,546   14,020   11,822
                                            ======   ======   ======   ======

Net income applicable to common stock       $6,219   $3,421   $13,020  $7,816
                                            ======   ======   =======  ======

Net income per share, diluted               $ .41    $ .27    $ .93    $ .66
                                            =====    =====    =====    =====

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

On May 26, 1999, the Company completed a public offering for the sale of 1,350,000 shares of OCLI common stock for proceeds, net of offering fees and expenses of $88.9 million.

Options to purchase 4,500 shares of common stock at a weighted average price of $84.72 that were outstanding during the third quarter of 1999 and options to purchase 71,000 shares of common stock at a weighted average price of $35.50 that were outstanding during the nine month period ended July 31, 1999 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares. The options, which expire in 2006, were still outstanding at July 31, 1999.

7.   RESTRUCTURING PAYMENTS
---------------------------

In fiscal 1998, the Company accrued $586,000 of restructuring expenses, all of which were paid prior to April 30, 1999.

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

In March 1999, the Company replaced the credit facilities of its subsidiary in Japan with an $8.3 million two year revolving credit facility of which $4.9 million is outstanding at July 31, 1999.
The term of the facility expires on March 15, 2001 with principal to be paid by that date. Interest at the Tokyo Interbank Offer Rate plus 1.25 percent (currently 1.6% per year) is payable quarterly. In addition, the Japanese subsidiary has a $1.7 million accounts receivable discounting facility under which there were no borrowings at July 31, 1999.

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

At July 31, 1999, the Company had outstanding foreign currency forward contracts for the principal and interest payments under a $3.0 million loan denominated in German marks and for the principal and interest payments under an intercompany note receivable denominated in British Pounds. The notional amounts, carrying amounts and fair values of the Company's derivative position at July 31, 1999 are included in the table below:

                                                               ESTIMATED FAIR
                                                                     VALUE OF
                                                                      FOREIGN
                                           NOTIONAL    CARRYINg      EXCHANGE
(Amounts in thousands)                       AMOUNT      AMOUNT      CONTRACT
=============================================================================

Foreign currency forward exchange contracts:
  Deutsche Marks                              $3,352       $  0         $(30)
  British Pounds                              2,760           0          136

On August 10, 1999, the Company paid off the $3.0 million loan denominated in German marks and terminated the foreign exchange contract. The Company recorded approximately $100,000 of expense in connection with the early repayment and the termination of the foreign exchange contract.

10.          INVENTORIES
------------------------

Inventories consisted of the following:
                                                    JULY 31,     OCTOBER 31,
(Amounts in thousands)                                 1999            1998
                                                   (Unaudited)
============================================================================
Raw materials and supplies                           $ 6,172        $ 7,138
Work-in-process                                       13,879         13,148
Finished goods                                         3,403          4,947
                                                     -------        -------
      Total inventories                              $23,454        $25,233
                                                     =======        =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS UNDER THE CAPTIONS, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "RISK FACTORS" AND ELSEWHERE IN THIS FILING ON FORM 10-Q ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS FILING ON FORM 10-Q THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS FILING ON FORM 10-Q, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED

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

Our products control, enhance and modify the behavior of light by utilizing its reflection, absorption and transmission properties to achieve commercially important effects such as high reflectivity, anti-glare, spectral filtering and color shifting. By integrating superior process capabilities with advanced product design, we provide complete optical solutions that address a range of end-market applications.

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

RESULTS OF OPERATIONS

REVENUES. Revenues for the third quarter of fiscal 1999 were $89.9 million, an increase of $22.5 million or 33% over revenues of $67.4 million in the third quarter of fiscal 1998. Revenues for the first nine months of fiscal 1999 were $243.7 million, an increase of $58.6 million, or 32%, over revenues of $185.1 million in the first nine months of fiscal 1998. In the first quarter of fiscal 1999, we sold the assets of our manufacturing subsidiary in Germany (MMG) and, in the second quarter of fiscal 1999, we purchased an optical design and manufacturing company, OPKOR Inc. (OPKOR). See

"Divestitures, Investments and Acquisitions" below. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, revenues for the third quarter of fiscal 1999 would have increased $25.1 million, or 39%, over revenues of $64.2 million in the third quarter of fiscal 1998 and revenues for the first nine months of fiscal 1999 would have increased $67.2 million or 38% over revenues of $175.7 million for the first nine months of 1998. The adjusted revenue increase in the third quarter of fiscal 1999 over the same period of last year was a result of increased revenues of $18.0 million in our telecommunications markets, increased revenues of $5.4 million in our light interference pigment markets, increased revenues of $3.2 million in our display markets and increased revenues of $216,000 in our office automation markets, offset by decreased revenues of $1.7 million in our aerospace and instrumentation markets. The adjusted revenue increase for the first nine months of 1999 compared to the same period of last year resulted from increased revenues of $44.9 million in our telecommunications markets, increased revenues of $17.8 million in our light interference pigment markets, increased revenues of $3.1 million in our display markets, increased revenues of $589,000 in our office automation markets and increased revenues of $751,000 in our aerospace and instrumentation markets. All of the revenue increases and decreases were primarily due to changes in volume.

GROSS PROFIT. Gross profit for the third quarter of fiscal 1999 was $26.7 million, or 29.7% of revenues, compared to $22.9 million, or 34.0% of revenues, for the third quarter of fiscal 1998. Gross profit for the first nine months of fiscal 1999 was $74.2 million, or 30.5% of revenues, compared to $61.9 million, or 33.5% of revenues, for the first nine months of fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, gross profit for the third quarter of 1999 would have been $26.5 million, or 29.7% of revenues, compared to gross profit of $22.0 million, or 34.3% of revenues, for the third quarter of 1998 and gross profit for the first nine months of fiscal 1999 would have been $74.0 million, or 30.5% of revenues, compared to gross profit of $59.6 million, or 33.9% of revenues, for the first nine months of fiscal 1998. The 1999 gross profit percentage decrease is primarily due to the increase in sales in our telecommunications business which has gross margins lower than our average.

RESEARCH AND DEVELOPMENT. Research and development expenditures in the third quarter of 1999 were $7.4 million or 8.3% of revenues compared to research and development expenditures in the third quarter of 1998 of $4.2 million or 6.3% of revenues. Research and development expenditures for the first nine months of 1999 were $17.5 million or 7.2% of revenues compared to $12.1 million or 6.5% of revenues for the first nine months of fiscal 1998. MMG's and OPKOR's research and development expenditures were not material. The third quarter and year to date increase in 1999 over the same periods of last year is primarily due to expenditures for telecommunications product development.

SELLING AND ADMINISTRATIVE. Selling and administrative expenses in the third quarter of fiscal 1999 were $9.1 million compared to $12.1 million for the third quarter of fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, selling and administrative expenses would have been $8.9 million for the third quarter of fiscal 1999, a decrease of $1.8 million, or 17%, compared to selling and administrative expenses of $10.7 million in the third quarter of fiscal 1998 and selling and administrative expenses would have been $30.2 million for the first nine months of fiscal 1999, an increase of $1.3 million, or 5%, compared to selling and administrative expenses of $28.8 million for the first nine months of fiscal 1998. The fiscal 1999 adjusted third quarter decrease is primarily due to lower legal expenses in 1999. The fiscal 1999 adjusted year to date increase is due to increased sales and marketing expenses ($1.7 million) in the first two quarters of 1999 offset by decreased legal expenses.

LOSS ON ASSET DISPOSAL. In the second quarter of fiscal 1999, we sold one of our continuous coating machines that had previously been taken out of service due to excess capacity. A loss of $934,000 is reflected in our operating expenses for the first nine months of fiscal 1999 in connection with this sale.

LEGAL SETTLEMENT. In the first quarter of fiscal 1999, we settled a lawsuit with Optical Corporation of America (OCA) and certain of its stockholders regarding a failed merger. A benefit of $3.0 million is reflected in our operating expenses for the first nine months of fiscal 1999 for the cash proceeds from the settlement, net of applicable legal expenses.

IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. In the first quarter of fiscal 1999, we purchased the 40% interest in Flex held by SICPA for $30.0 million. The transaction was recorded as a purchase in the first quarter of fiscal 1999. In connection with the transaction, a $2.9 million charge for in-process research and development is reflected in our operating expenses for the first nine months of fiscal 1999.

AMORTIZATION OF INTANGIBLES. We recorded amortization of intangibles of $726,000 in the third quarter of fiscal 1999 compared to $200,000 in the third quarter of fiscal 1998 and $1.5 million in the first nine months of fiscal 1999 compared to $598,000 for the first nine months of fiscal 1998. Adjusted for MMG in 1998 and OPKOR in 1999, our intangible amortization would have been $496,000 in the third quarter of fiscal 1999, $104,000 in the third quarter of fiscal 1998, $1.2 million in the first nine months of fiscal 1999 and $313,000 in the first nine months of fiscal 1998. The adjusted increase in the third quarter and year to date periods of fiscal 1999 is due to amortization of goodwill and identifiable intangibles in connection with the purchase of SICPA's interest in Flex.

INCOME FROM OPERATIONS.   As a result of the foregoing changes in
revenue, gross profit and operating expenses, our income from operations was $9.5 million for the third quarter of fiscal 1999 compared to $6.4 million for the third quarter of fiscal 1998 and $23.9 million for the first nine months of fiscal 1999 compared to $16.5 million for the first nine months of fiscal 1998.

INTEREST INCOME AND EXPENSE. Interest income for the third quarter of fiscal 1999 was $1.2 million compared to interest income of $117,000 for the third quarter of fiscal 1998. Interest income for the first nine months of fiscal 1999 was $1.8 million compared to interest income of $282,000 for the first nine months of fiscal 1998. The increase in interest income in the quarter and year to date periods of 1999 is due to higher cash balances in 1999. Interest expense, net of capitalized interest, for the third quarter of fiscal 1999 was $946,000 compared to $796,000 for the third quarter of fiscal 1998. Interest expense, net of capitalized interest, for the first nine months of 1999 was $2.9 million compared to $2.5 million for the first nine months of fiscal 1998. Capitalized interest for the third quarter of fiscal 1999 was $156,000 compared to $158,000 for the third quarter of fiscal 1998. Capitalized interest for the first nine months of fiscal 1999 was $402,000 compared to $506,000 for the first nine months of fiscal 1998. [H1]The capitalized interest decrease in fiscal 1999 was primarily due to construction-in-progress that was put into service during the first quarter of 1999.

PROVISION FOR INCOME TAXES AND MINORITY INTEREST. Our effective income tax rate was 36.0% for the third quarter of fiscal 1999 compared to 39.4% for the third quarter of fiscal 1998. Our effective income tax rate was 40.6% for the first nine months of fiscal 1999 compared to 39.2% for the first nine months of fiscal 1998. Adjusted for the effect of the in-process research and development charge, for which no tax benefit was recorded, our effective income tax rate for the first nine months of fiscal 1999 would have been 36.0%. The quarter and year-to-date 1999 adjusted tax rates are lower than the statutory rate due to the realization of benefits from foreign sales corporations and business tax credits in 1999. Minority interest was zero in the third quarter of fiscal 1999 compared to $32,000 in the third quarter of fiscal 1998 and $491,000 in the first nine months of 1999 compared to $587,000 in the first nine months of fiscal 1998. In the first nine months of fiscal 1999, minority interest was recorded up to the date of purchase of the remaining interest in Flex Products, Inc. (Flex). In the third quarter and first nine months of fiscal 1998, minority interest represents the share of net income of Flex accruing to its 40% stockholder, SICPA, and the portion of operating results of OCLI Asia attributable to its Japanese partner. We purchased the minority interest in OCLI Asia in the fourth quarter of fiscal 1998.

NET INCOME APPLICABLE TO COMMON STOCK. We had net income applicable to common stock of $6.2 million, or $.41 per share on a diluted basis, for the third quarter of fiscal 1999 compared to $3.4 million, or $.27 per share on a diluted basis, for the third quarter of fiscal 1998. We had net income applicable to common stock of $13.0 million, or $.93 per share on a diluted basis, for the first nine months of fiscal 1999 compared to $7.8 million, or $.66 per share on a diluted basis, for the first nine months of fiscal 1998.

FINANCIAL CONDITION AND LIQUIDITY

On May 26, 1999, we completed a public offering for the sale of 1,350,000 shares of OCLI common stock. The proceeds of the offering, net of discounts, offering fees and estimated expenses, were $88.9 million.

As of July 31, 1999 we had cash and cash equivalents totaling $120.0 million, an increase of $79.1 million from $40.9 million as of October 31, 1998. The cash increase is due to the $88.9 million proceeds from the aforementioned public offering, cash provided by operations of $41.9 million, proceeds from asset sales of $5.8 million and proceeds from stock option exercises of $3.5 million offset by $30.0 million cash used to purchase the minority interest in Flex, capital expenditures of $19.9 million, debt repayments in excess of proceeds of $6.8 million, $2.4 million used to purchase Flex's working capital note from Flex's minority shareholder, $305,000 used to purchase OPKOR and $1.6 million of dividends paid.


In the first nine months of fiscal 1999, our working capital, excluding cash and short-term investments, decreased $136,000 from $34.3 million to $34.1 million. This decrease was primarily due to decreased inventory of $1.8 million, decreased accounts receivable of $934,000, increased payables and accruals of $1.2 million and increased deferred revenue of $2.9 million offset by current maturities and bank notes payable decreases of $5.7 million and net tax account decreases of $2.1 million. The year to date inventory decrease is primarily due to the sale of MMG assets. The fiscal year-to-date accounts receivable decrease is due to the collection of MMG accounts receivable ($3.1 million) offset by increased receivables consistent with higher third quarter 1999 sales. The deferred revenue increase is primarily due to invoicing provisions for light interference pigment.

In January 1999, we executed amendments to our credit agreement increasing the amount available under our revolving line of credit from $20.0 million to $40.0 million and removing the impairment loss and restructuring charges recorded in fiscal 1998 from our financial covenants. In July 1999, we executed an amendment to decrease the amount available under our revolving line of credit from $40.0 million to $25.0 million.

In March 1999, we replaced the credit facilities of our subsidiary in Japan with a two-year revolving credit facility with a Japanese bank of approximately $8.7 million. The term of the facility expires on March 15, 2001 with principal to be paid by that date. Interest at the Tokyo Interbank Offer Rate plus 1.25 percent (currently 1.6% per year) is payable quarterly. In addition, our Japanese subsidiary has a $1.7 million accounts receivable discounting facility under which there were no borrowings at July 31, 1999.

In the first nine months of fiscal 1999, demand for light interference pigment exceeded capacity resulting in an inventory decrease of $3.4 million at Flex to satisfy excess demand.
Existing backlog and projected orders at Flex are expected to fill available capacity for light interference pigment for the remainder of fiscal 1999. We have initiated a capacity expansion at Flex that is expected to begin production in the second half of fiscal 2000. The estimated cost of this expansion is $19.9 million for which we have firm purchase commitments outstanding of approximately $5.6 million. Including commitments for the above expansion, as of July 31, 1999, our total capital commitments are approximately $7.9 million.

We believe that cash on hand at July 31, 1999, cash anticipated to be generated from future operations, and available funds from revolving credit arrangements will be sufficient for us to meet our working capital, capital expenditure, acquisition and debt service requirements and dividend payments as declared for at least the next twelve months.

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

INTERNAL BUSINESS SOFTWARE. During fiscal 1997, as part of a business modernization program intended to reduce cycle time and improve profitability, we purchased an Enterprise Resource Planning System (ERP system) that the software vendor has indicated is Year 2000 compliant. The total hardware, software and installation cost of the ERP system was $4.0 million, all of which had been spent as of July 31, 1999. We are in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for September 30, 1999. Based on this schedule, we expect to be in full compliance with our internal financial systems before the Year 2000. However, if, due to unforeseen circumstances, the implementation is not completed on a timely basis, the Year 2000 could have a material impact on our operations. Contingency plans have been established in a few areas where we feel there is some risk that the system will not be implemented before the Year 2000. Those plans include adapting some of our currently existing systems to be Year 2000 compliant. The cost of making those adaptations are not expected to be material and will be expensed in the period incurred.

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

DIVESTITURES, INVESTMENTS AND ACQUISITIONS

SALE OF MMG. In the first quarter of fiscal 1999, Glas-Trosche GmbH, a privately held company in Switzerland, purchased the business, operating assets and other related intangibles of MMG for $4.3 million. We retained ownership of an office building with an appraised value of approximately $500,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million, which were paid from the asset sale proceeds, cash on hand and collection of accounts receivable. Since the assets were sold for the recorded value, adjusted for the impairment loss recorded in fiscal 1998, no gain or loss was recognized in connection with the sale.

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

PURCHASE OF OPKOR INC. In February 1999, we purchased OPKOR, an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $9.0 million plus annual contingent payments in our common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of our common stock.
The cumulative amount of the contingent payments cannot exceed the number of shares equal in value to $18.0 million. This transaction was recorded as a purchase in the second quarter of fiscal 1999 and, as a result, we recorded goodwill and related intangibles of $7.1 million that are being amortized over an average life of 8 years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in market risk since October
31, 1998.
RISK FACTORS

WE RELY HEAVILY ON JDS UNIPHASE FOR THE DESIGN, PACKAGING,
ASSEMBLY, TESTING, DISTRIBUTION, SALES AND MARKETING OF CERTAIN OF OUR TELECOMMUNICATIONS PRODUCTS.

 . We rely on JDS Uniphase to design, package, assemble, distribute, sell and market our products. Under the terms of our agreements, JDS Uniphase has primary responsibility for the design, packaging and assembly of WDM products covered by these agreements. JDS Uniphase also has exclusive sales, marketing and distribution responsibilities for such products. If JDS Uniphase is unable to successfully distribute, market and sell our products, we may be unable to find a substitute distribution, marketing or sales partner or develop these capabilities ourselves. We also rely on JDS Uniphase for significant financial and technical contributions to these programs.

 .  We lack control over management decisions. We share with JDS
  Uniphase the responsibility for making certain management decisions as they relate to the WDM products covered by the agreements. Certain decisions are made by a management committee that has equal representation from JDS Uniphase and ourselves. Our interests may not always be aligned. If we disagree with JDS Uniphase on specific matters or general program direction, a neutral party will make the decision. Such a decision may not be in our best interests.

 . Our share of profits could be reduced. Under our agreements with JDS Uniphase, if the majority of the WDM products covered by the agreements incorporate wavelength discrimination components not originating from us, our share of the profits under the agreements will be significantly reduced. In addition, we share any losses incurred under the agreements.

 .  JDS Uniphase can terminate our agreements or fail to perform.
  JDS Uniphase can terminate the agreements without cause beginning in 2015. If JDS Uniphase terminates the agreements or fails to provide adequate resources to the program, we cannot be certain that we could obtain substitute resources or a substitute partner to commercialize our products.

 . JDS merged with Uniphase. We cannot be certain what effect, if any, this merger will have on us.

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

We expect that new technologies will emerge as competition in the telecommunications equipment industry increases and the need for higher and more cost-effective bandwidth transmission expands. If alternatives to our thin film filter-based products, such as products based on planar waveguide, fiber grating or any other technologies, are adopted by our customers, our telecommunications business would suffer.

The light interference pigments market is also susceptible to changing technology and customer requirements. Growth in the demand for our ChromaFlairR product within the consumer markets will depend upon our ability to develop a more cost-effective process to manufacture our light interference pigment products. Also, the trend toward electronic currency, such as pre-paid or "smart cards," may decrease the market for our light interference pigments used on paper currency.

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

WE MAY NOT BE ABLE TO ENTER INTO STRATEGIC ALLIANCES TO EFFECTIVELY COMMERCIALIZE OUR PRODUCTS.

As we develop optical products, we often rely on strategic alliances with other companies in a particular market to commercialize our products in a timely or effective manner. Our current strategic alliance partners provide us with assistance in the marketing, sales and distribution of our diverse line of products. We may be unable to find appropriate strategic alliances in markets in which we have little experience, which could prevent us from bringing our products to market in a timely manner, or at all. In our decorative pigments business, we may form alliances that would help us penetrate the automotive and other industries. If we do not enter into effective alliances, our ChromaFlairR products may not achieve satisfactory market penetration.

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

WE MUST MANAGE OUR MANUFACTURING OPERATIONS AND FACILITIES
EFFECTIVELY TO MEET CHANGING CAPACITY REQUIREMENTS.

We currently manufacture all of our products at our facilities in Santa Rosa, California, Hillend, Scotland, Atsugi, Japan and Rochester, New York. We are currently experiencing manufacturing capacity constraints and we are in the process of expanding our manufacturing capacity at some of these facilities. In addition, many of our customers have requested that we build manufacturing capabilities that are near or on their facilities to provide just-in-time production capabilities. If our plans to expand our manufacturing capacity are not implemented on a timely basis, we could face production shortfalls. In addition, we may be required to make additional capital investments in new or existing manufacturing facilities. Rapid increases in production levels to meet unanticipated demand could result in higher costs for components and subassemblies and higher overtime costs and other expenses. These higher expenditures could lower our profit margins.

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

 . just in time manufacturing processes and consignment inventory for key customers that may delay the scheduling of orders;

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

To achieve our revenue objectives, we depend on obtaining orders for shipment in the same quarter. Furthermore, our agreements with our customers generally do not contain binding purchase commitments and provide that our customers may change delivery schedules and cancel orders within specified timeframes without significant penalty. We generally recognize revenue upon shipment of products to the customer except in the case of JDS Uniphase, where we recognize revenue upon shipment by JDS Uniphase to their customers. Refusal of customers or end users to accept shipped products, returns of shipped products or delays or difficulties in collecting accounts receivable could result in significant charges against income. We may be unable to obtain sufficient orders in any quarter, or anticipate the cancellation or deferral of such orders in a quarter.

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

OUR PRODUCTS ARE SUBJECT TO GOVERNMENTAL AND INDUSTRY REGULATIONS, CERTIFICATIONS AND APPROVALS.

The commercialization of our products may be delayed or made more costly due to required government and industry approval processes. In the past, the United States federal government has attempted to restrict the export of our satellite-related products to certain foreign countries for reasons of national security. Development of applications for our ChromaFlairR products may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our pigments used with automotive paints can take up to three years. If we change a product for any reason including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. Additionally, some of our telecommunications products may need to obtain Bellcore certification. This certification process can last six months or longer. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our results could be adversely affected.

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

In the fiber optic communications market, we face competition from E-Tek Dynamics, Inc. and DiCon Fiberoptics, Inc., as well as other WDM component vendors for the sale of WDM products. In the optical switch markets, we will compete with these same companies, and potentially with JDS Uniphase, our strategic partner for our WDM business. In the satellites market, we compete with Pilkington Aerospace, a division of Pilkington plc.

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

In the display market, we have a large number of domestic and foreign competitors for our Glare/GuardR anti-glare optical filters. Companies that purchase coated glass and assemble and sell filters in competition with us include Fellowes Manufacturing Company, Polaroid Corporation, ACCO Brands, Inc. and Minnesota Mining and Manufacturing Company (3M). Certain of these companies purchase private label products from us for resale in competition with our Glare/GuardR product line. In the flat panel display market, we face competition from Japanese coating companies such as Nidek Co., Ltd., Toppan Printing Co., Ltd. and Tore. In projection display components, our competition includes Viratec Thin Films, Inc., Balzers and Leybold Group, Nitto Optical Co., Ltd., Nikon Corporation and Fuji Photo-Optical.

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


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
 and Stockholders of
Optical Coating Laboratory, Inc.
Santa Rosa, California


We have reviewed the accompanying condensed consolidated balance sheet of Optical Coating Laboratory, Inc. and subsidiaries as of July 31, 1999, and the related condensed consolidated statements of income and of cash flows for the three-month and nine-month periods ended July 31, 1999 and 1998 and the related condensed consolidated statement of stockholders' equity and comprehensive income for the nine-month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.
We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 19, 1999


 PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


     There have been no material changes in legal proceedings since
     those reported in the Registrant's Form   10-K for the year
     ended October 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

Effective February 22, 1999, the Company acquired all the outstanding shares of OPKOR Inc., an optical design and manufacturing company specializing in precision optic components and assemblies, for $1.8 million in cash and 267,285 shares of common stock of the Company issued to the former stockholders of OPKOR. The shares of common stock were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Of the 267,285 shares issued, 138,000 shares were subsequently registered for resale on May 21, 1999 under the Company's Registration Statement on Form S-3 (Registration No. 333-76853).

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

27   Financial Data Schedule for the three months ended July 31,
     1999.

(b) Reports on Form 8-K filed for the three months ended July 31, 1999:

     None



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  OPTICAL COATING LABORATORY, INC.



September 14, 1999                By: /s/ CRAIG B. COLLINS
-----------------------              -------------------------
Date                                 Craig B. Collins, Vice
                                     President, Finance and Chief
                                     Financial Officer
                                        (Principal Financial Officer)