Form 10-K
period 1999-10-31
OPTICAL COATING LABORATORY INC
filed 2000-01-28
CIK 74697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
MARK ONE

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                                  [OCLI LOGO]

                        OPTICAL COATING LABORATORY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         COMMISSION FILE NUMBER 0-2537

                  DELAWARE                                      68-0164244
       (STATE OR OTHER JURISDICTION OF                   (IRS IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

    2789 NORTHPOINT PARKWAY, SANTA ROSA,                        95407-7397
                  CALIFORNIA
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (707) 545-6440
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK, $.01 PAR VALUE
                             (TITLE OF EACH CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At December 31, 1999, the aggregate market value of the registrant's common stock (based upon the closing price of these shares on the NASDAQ National Market System) held by non-affiliates, which excludes shares held by officers and directors and the Employee Stock Ownership Plan of the registrant (not all of whom claim to be affiliates), was approximately $3.7 billion.

     At December 31, 1999, there were 14,487,581 shares of the registrant's common stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Company's next Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

     The Exhibit index appears on Pages 66-67.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

          PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   22
Item 3.   Legal Proceedings...........................................   23
Item 4.   Submission of Matters to a Vote of Security Holders and
          Executive Officers of the Company...........................   24

          PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   26
Item 6.   Selected Financial Data.....................................   26
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   27
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   32
Item 8.   Consolidated Financial Statements and Supplemental Financial
          Information.................................................   35
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   64

          PART III
Item 10.  Directors and Executive Officers of the Registrant..........   65
Item 11.  Executive Compensation......................................   65
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   65
Item 13.  Certain Relationships and Related Transactions..............   65

          PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   65

     CERTAIN STATEMENTS UNDER THE CAPTIONS "BUSINESS," "RISK FACTORS," "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," AND OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-K, ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS ABOUT OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT HISTORICAL FACTS. WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS DISCUSSED UNDER "RISK FACTORS" AND IN OTHER INFORMATION CONTAINED IN OUR PUBLICLY AVAILABLE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. WE ASSUME NO OBLIGATION TO UPDATE SUCH FORWARD-LOOKING STATEMENTS OR TO UPDATE THE REASONS ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Optical Coating Laboratory, Inc. is a worldwide leader in optical thin film coating technologies. We have leveraged our technical and manufacturing expertise, gained from over 50 years of experience developing thin film coating processes for government and industry, to build a portfolio of products that incorporate high performance optical thin films used to manage light. Our products control, enhance and modify the behavior of light by utilizing its reflection, absorption, and transmission properties to achieve commercially important effects such as high reflectivity, anti-glare and spectral filtering. By integrating superior process capabilities with advanced product design we provide complete optical solutions that address a range of end-market applications in growing markets. We operate in three reportable segments:
Telecommunications Products, Light Interference Pigments and Applied Photonics. See Note 17 of Notes to Consolidated Financial Statements.

TELECOMMUNICATIONS PRODUCTS

     Our Telecommunications Products segment manufactures and sells optical components for fiber optic communications systems. The main application for these products is to control the reflection, transmission and absorption of lightwave signals that are transmitted through fiber optic cables. Current products include Wavelength Division Multiplexing (WDM) components, Optical Add-Drop Modules and Gain Flattening Components. This market accounted for 39.6% of our revenues in fiscal 1999, 21.1% of our revenues in fiscal 1998 and 8.8% of our revenues in fiscal 1997.

LIGHT INTERFERENCE PIGMENTS

     Our Light Interference Pigments segment manufactures and sells color shifting light interference pigments used to prevent counterfeiting of the world's currencies and other value documents and for use in paints for automobiles and other consumer products. This market accounted for 18.7% of our revenues in fiscal 1999, 17.0% of our revenues in fiscal 1998 and 18.3% of our revenues in fiscal 1997.

APPLIED PHOTONICS

     Our Applied Photonics segment manufactures and sells products into three key markets:

DISPLAY.

     We manufacture and sell optical components used in cathode ray tube (CRT) displays, flat panel displays and projection display products such as large-screen projection televisions and business projection systems. This market accounted for 19.8% of our revenues in fiscal 1999, 23.5% of our revenues in fiscal 1998 and 27.5% of our revenues in fiscal 1997.

AEROSPACE AND INSTRUMENTATION.

     We manufacture and sell optical components, including precision polymer optics, used in defense and aerospace products, automated data collection products, and medical, scientific and analytical instruments. This market accounted for 14.8% of our revenues in fiscal 1999, 25.2% of our revenues in fiscal 1998 and 27.3% of our revenues in fiscal 1997.

OFFICE AUTOMATION.

     We manufacture and sell optical components, including precision polymer optics, for copiers, scanners, printers and other office products. This market accounted for 7.1% of our revenues in fiscal 1999, 13.2% of our revenues in fiscal 1998 and 18.1% of our revenues in fiscal 1997.

INDUSTRY BACKGROUND

     Optical thin film coatings are microscopic layers of materials, such as silicon and magnesium flouride, applied to the surface of a substrate, such as glass or plastic, to alter its optical properties. Thin film coatings control the reflection, refraction, transmission and absorption of light to achieve specific optical effects. Thin film coatings can also create electrical conductivity and enhance the durability of the surface of a substrate while maintaining the desired optical effects. These effects are achieved as a result of the optical properties, sequence, and number and thickness of the thin film layers in relation to the wavelengths of light.

     The ability to control the behavior of light using thin films plays a critical role in many industries and products. This technology may provide such wide ranging applications as:

     - combine many communications signals on a single fiber optic cable;

     - provide protection for solar cells on satellites;

     - create color-shifting ink pigments for currency security;

     - increase the brightness and contrast of computer displays;

     - create the color for projection displays; and

     - control high energy laser beams.

TELECOMMUNICATIONS PRODUCTS

     The volume of data, voice and video traffic carried by telecommunication service providers has dramatically grown over the last several years. Data traffic has increased due to the escalating use of the Internet, the proliferation of bandwidth intensive applications such as distributed computing, email, electronic commerce and local and wide area networking, and the development of high bandwidth access technologies such as digital subscriber lines, known as "DSLs," and cable modems. Voice traffic has increased with the proliferation of cellular telephones. These demands have created capacity constraints on existing networks, forcing providers to seek alternatives in order to increase bandwidth and decrease cost, including expanding and enhancing both fiber optic and satellite communications systems in which optical products and processes are critical.

     One of the means for expanding the capacity, or bandwidth, of fiber optic cable networks is WDM. WDM increases the number of information-carrying channels an optical fiber can simultaneously transmit by combining light sources of different wavelengths, or colors, onto the same fiber optic cable. Dense WDM technology refers to the ability to transmit four or more channels on a single fiber optic cable.

     A dense WDM fiber optic system requires multiplexers that combine light sources at the transmission end and separate light sources at the receiving end of the system using some form of wavelength discrimination technology.

     To date, WDM technology has been used primarily in point-to-point backbone systems by interexchange carriers. Emerging network architectures, however, are developing around the capability to switch selected wavelengths of light within and between networks in order to direct network traffic without expensive opto-electronic equipment. Expansion of optical networks into metropolitan networks is creating strong demand for a new class of products known as selectable wavelength optical add/drop multiplexers.

LIGHT INTERFERENCE PIGMENTS

     Light interference pigments create unique effects such as a shift in color based on viewing angle. Currently, two major markets utilize these pigments.

SECURITY

     Counterfeiting constitutes a present and growing threat to the security of the world's currencies. Recently, the proliferation of high resolution color copiers, scanners and computer software has made it possible for the novice to produce counterfeit bills that will pass as authentic in many environments. Additionally, political and economic uncertainty has led to the loss of confidence in local currencies in many areas and created an environment for highly sophisticated counterfeiting of high denomination substitute currencies, such as the U.S. $100 bill. In response to these threats, many governments, including the United States, have been incorporating a number of anti-counterfeiting mechanisms including color shifting ink utilizing light interference pigments. Other security applications where light interference pigments can be utilized include passports, credit cards, tax stamps, securities and brand protection.

DECORATIVE

     Decorative applications in the automotive paint, cosmetics, electronics and sports apparel markets provide market opportunities for special effect pigments, such as light interference pigments, as color becomes an important distinguishing feature for brand identification. Light interference pigments can be a supplement to other paint pigments to provide special effects or a substitute for high performance organic pigments used to create color.

APPLIED PHOTONICS

DISPLAY

     Today's mainstream technologies in the display market include CRT, flat panel, and projection displays. CRT displays are currently used for most televisions and computer monitors.

AEROSPACE AND INSTRUMENTATION

     The aerospace and instrumentation markets require sophisticated, high-precision coated products and optical components that selectively absorb, transmit or reflect light in order to meet the specific performance requirements of advanced scientific systems. These high-precision coated products and optical components are used in aerospace systems, and medical, scientific and analytical instruments, manufacturing process control instruments, and bar code scanners.

OFFICE AUTOMATION

     The office automation market includes photoreceptors and front surface mirrors for photocopiers, document scanners, overhead projectors, facsimile machines, printers and precision molded plastic optical components used in scanners and printers.

ACQUISITIONS, INVESTMENTS, DIVESTITURES AND STRATEGIC ALLIANCES

     ALLIANCE WITH JDS UNIPHASE CORPORATION. In the second quarter of fiscal 1997, we entered into an alliance with JDS FITEL, a leading fiber optic component company, in order to capitalize on the rapidly growing market for WDM products. In July 1998, JDS FITEL merged with Uniphase Corporation to form JDS Uniphase Corporation who continues the alliance with us. The alliance involves long term supply and distribution contracts under which we contribute our expertise to provide wavelength discrimination technologies for specified WDM products and JDS Uniphase contributes its expertise in the design, packaging and marketing of those products. The JDS Uniphase alliance includes an agreement, where we sell the WDM products to JDS Uniphase for marketing and distribution.

     Both agreements are exclusive except under certain circumstances where wavelength discrimination devices or assembly services are not available within our alliance at industry competitive prices. On November 3, 1999, subsequent to our fiscal year end, we and JDS Uniphase entered into an agreement to merge contingent on our stockholders' approval at a meeting to be concluded on February 4, 2000. See Note 18 of Notes to Consolidated Financial Statements.

     FLEX. Flex was founded as a division of OCLI in the early 1980's and was subsequently established as a joint venture in which ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries plc owned 60% and we owned 40%. In 1995, we acquired controlling ownership of Flex with the purchase of an additional 20% interest in Flex from ICIA. In conjunction with our increased ownership, the remaining 40% interest in Flex Products was acquired by SICPA Holding S.A., a privately held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is the world's largest manufacturer of printing inks and a major customer of Flex.

     In December 1998, we purchased the 40% minority interest held by SICPA for $30.0 million in cash, bringing our ownership in Flex to 100%. We recorded the transaction as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. The purchase price was allocated as follows (dollars in thousands):

Minority interest...........................................  $10,611
Fair value adjustment to property and equipment.............    1,124
Deferred tax effect of adjustments to property and equipment
  and identifiable intangibles..............................   (4,508)
Acquired in-process research and development................    2,906
Identifiable intangibles....................................   10,145
Goodwill....................................................    9,757
                                                              -------
          Total purchase price..............................  $30,035
                                                              =======

     Acquired in-process research and development was expensed in the first quarter of 1999. Identifiable intangibles are being amortized over useful lives ranging from 11 to 15 years and goodwill is being amortized over 15 years. Identifiable intangibles and goodwill are included in other assets.

     In connection with the purchase, we purchased SICPA's $2.4 million working capital loan and the License and Supply Agreement between Flex and SICPA that runs through October 31, 2009, was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture optically variable pigment.

     OPKOR INC. In February, 1999, we purchased OPKOR Inc., an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $8.7 million plus annual contingent payments in our common stock based on profits of the acquired entity. The initial $8.7 million was paid in the form of $1.6 million in cash and 267,285 shares of OCLI common stock. The transaction was accounted for using the purchase method of accounting, and accordingly, the results of operations for OPKOR have been included in our financial statements since the date of the acquisition. Pro forma comparative results of operations are not presented because they are not materially different from our reported results of operations. The purchase price was allocated first to the $2.0 million fair value of net assets acquired with the remaining $6.7 million allocated to goodwill and identifiable intangibles that are being amortized over 8 years. After the end of fiscal 1999, the contingent payment was eliminated.

     OCLI ASIA. In the second quarter of 1997, we began operating a joint venture (Hakuto-OCLI Co., Ltd. doing business as OCLI Asia) with Hakuto Co., Ltd. (Hakuto) in Japan. The joint venture was established to address the rapidly changing market for our multi-layer thin film coatings that require an expanded presence and more integrated support within Asia. Each partner contributed cash of $800,000 for working capital. OCLI Asia was consolidated into our results of operations and financial position because we had operating control. During 1998, we purchased Hakuto's interest in the joint venture for $740,000. The wholly owned subsidiary, OCLI Asia K.K., continues to do business as OCLI Asia and remains headquartered in Tokyo, Japan with manufacturing facilities in Atsugi, Japan.

     SALE OF MMG. In the fourth quarter of 1998, we made the decision to dispose of our manufacturing subsidiary in Germany (MMG). In conjunction with negotiation of the sale, independent appraisals were made of the assets and liabilities of MMG, and an impairment loss of $8.6 million was recorded in the fourth quarter of 1998 to reduce the carrying amount of the impaired assets to fair value, net of disposal costs on a liquidation basis.

     In fiscal 1999, Glas Trosch, a privately held glass company in Switzerland purchased the business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG for $4.3 million. We retained ownership of an office building with an estimated value of $360,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million which were paid from the asset sale proceeds, cash on hand and collection of accounts receivable. As the assets were sold for the recorded value, adjusted for the impairment recorded in 1998, no gain or loss will be recognized in the fiscal 1999 in connection with the sale.

     In connection with the sale of MMG, we also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts was deferred and is being recognized as revenue over the three-year terms of the agreements.

TECHNOLOGY AND PRODUCTS

TELECOMMUNICATIONS PRODUCTS

DENSE WAVELENGTH DIVISION MULTIPLEXING COMPONENTS

     In our alliance with JDS Uniphase, we combine our resources to provide dense WDM components for the fiber optic communications market. These products allow the simultaneous transmission of multiple channels of information through a single fiber. Our dense WDM components enable the integration and segregation of discrete wavelengths of light, each of which carries separate channels of information.

ERBIUM DOPED FIBER AMPLIFIER (EDFA) WDM COMPONENTS

     EDFAs are typically located every 60 to 100 kilometers in a fiber optic network and can contain a number of WDM components, including band splitters that we provide as part of our JDS Uniphase alliance.

GAIN FLATTENING COMPONENTS

     The amplification of signals in an EDFA is not inherently uniform across the amplifier bandwidth. Fiber optic components typically utilizing gain flattening thin film technology are used to equalize WDM amplifier gain. Typically, EDFAs contain pairs of gain flattening filters designed to provide this uniformity, which is critical for optimum network performance. Utilizing our superior thin film processes, we have recently introduced a single element gain flattening filter which performs the same function as the paired filters and simplifies EDFA assembly. We are now offering these components as part of our JDS Uniphase alliance.

WAVELENGTH LOCKING FILTERS

     Wavelength locking filters are utilized to stabilize the transmitting laser at the desired wavelength. These filters ensure that the wavelength desired for that particular channel of information is distinct from other wavelengths. The accuracy of such components ultimately determines how dense the spacing can be between channels and therefore the total capacity of the WDM system.

RECONFIGURABLE ADD/DROP MULTIPLEXER

     As "point-to-point" dense WDM systems develop into more complete fiber optic networks, it becomes advantageous to enable the adding or dropping of certain wavelengths onto other network nodes to selectively direct traffic without expensive electronic equipment. Our recently introduced MicroNode Wavelength Selective Switch, a three port optical switch utilizing thin film technology and a proprietary micro-mechanical high speed switch, will enable this capability when fully commercialized.

LIGHT INTERFERENCE PIGMENTS

SECURITY

     Our OVP(TM) product is a light interference pigment which allows ink to exhibit different colors from different viewing angles. Our OVP(TM) product is being used on the currencies of more than 50 countries, and is on the U.S. $100, $50 and $20 denominations.

DECORATIVE

     Our ChromaFlair(R) product utilizes the same manufacturing processes as our OVP(TM) security product, but is designed to have certain color characteristics that make it attractive for applications in paints, cosmetics and plastics. Our pigments create a durable color shifting finish when used in these applications. Our ChromaFlair(R) product has been most recently featured as a paint option on selected Nissan automobiles in Europe. ChromaFlair(R) product is also available through most paint companies in the automobile refinish market. While its primary design application currently is for the automotive paint market, ChromaFlair(R) product has also been used on consumer products such as Nokia cell phones, Sony portable CD players, Motorola pagers and Nike shoes.

APPLIED PHOTONICS

DISPLAY

CRT

     We produce a broad line of high performance optical glass filters for display applications. These filters are sold under the brand name GlareGuard(R) and are delivered as custom manufactured products on a private label basis to other brands such as Kensington and ACCO.

FLAT PANEL

     We have developed a product line for LCD flat panel displays, which manages the reflectance of the screen and enhances color contrast and brightness. This product is utilized on high quality flat panel display products for the desktop as well as products that are used outdoors and require an anti-glare treatment such as GPS and video camcorders.

PROJECTION

     We manufacture the following components that can be used as part of the optical engine for projection display systems:

     - Philips prisms manage the color creation in systems utilizing multi-reflective LCD technology;

     - Polarizing beam splitters manage the light beam for reflective LCD systems;

     - Dichroics and color wheels are used to create the color in systems that utilize a single imager;

     - Projection lenses combine precision polymer optics and traditional glass elements to project a high quality image;

     - Optical windows, which we coat and assemble for Texas Instruments' DMD chip, to enhance the projected image; and

     - Highly reflective mirror products reflect the optical image in a manner that optimizes brightness and image quality.

AEROSPACE AND INSTRUMENTATION

     We make a broad array of products to support the aerospace and instrumentation markets. These include wavelength infrared components, beam splitters and optical sensors for aerospace applications, optical engine components for bar-code scanners, optical filters for medical instruments, solar cell covers for satellites and dichroic filters for stage lighting.

OFFICE AUTOMATION

     We produce numerous products for the office automation market including mirrors for copiers and multi-function devices, and sensors for printers.

CUSTOMERS

     We provide a wide range of products to a broad range of customers. Our top ten customers accounted for 68.0%, 54.8% and 41.9% of our revenues in fiscal years 1999, 1998 and 1997, with JDS Uniphase accounting for 39.4% of our revenues in fiscal 1999 and 21.1% of our revenues in fiscal 1998. SICPA accounted for 14.7% of our revenues in 1999, 13.9% of our revenues in fiscal 1998 and 12.7% of our revenues in fiscal 1997. No other customer accounted for more than 10.0% of our revenues in fiscal 1999, 1998 or 1997. Because relatively few customers account for a substantial portion of our sales, the loss of their business could have a material adverse effect on our operating results. However, we believe that we have the resources and capabilities to replace any lost business over time through the development of new products and new applications for its products.

SALES AND MARKETING

     We sell our products directly to OEMs, distributors and our strategic partners. Our sales organizations communicate directly with customers' engineering, manufacturing and purchasing personnel in determining the design, performance and cost specifications for customer product requirements. Our sales force is divided into three distinct groups. We utilize specialized, highly technical sales forces to sell our fiber optics and light interference pigment products. Our satellite, display, aerospace and instrumentation and office automation products are sold through our corporate sales organization. We market and sell these products directly to OEMs, with the exception of our GlareGuard(R) product line, which is marketed through distributors and dealers directly to end-users. We have regional sales offices in several major cities throughout the United States and in Germany, France, the United Kingdom and Japan. We have also established sales representative offices in other Asian countries to provide more integrated marketing and sales support in these regions.

     We sell specified WDM components to JDS Uniphase as part of our strategic alliance. We sell our other fiber optic products such as our MicroNode(TM) switch through our specialized fiber optics sales force.

     Light interference pigments for the security market are sold exclusively to SICPA pursuant to a long term supply agreement. ChromaFlair(R) light interference pigments are sold through our technical sales organization within Flex.

COMPETITION

     We believe our ability to compete successfully in our markets depends on a number of factors, both within and outside of our control, including:

     - the price, quality and performance of our products;

     - the emergence of new optical standards;

     - the ability to maintain adequate coating capacity and sources of raw materials;

     - the efficiency of our manufacturing and production;

     - the rate at which customers design our products into their products;

     - the number and nature of our competitors in a given market;

     - the assertion of intellectual property rights; and

     - general market and economic conditions.

     We attempt to position ourself as either the exclusive or principal supplier to most of our key customers. To the extent competitors offer similar products to our customers, pricing pressure may result. When we are unable to differentiate our product offerings, competition and related pressure on profit margins can be intense. In most of the markets in which we compete, many competitors have significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers.

     In the fiber optic telecommunications market, we face competition from E-Tek Dynamics and DiCon Fiberoptics, as well as other WDM component vendors. In the optical switch market, we compete with these same companies and potentially with JDS Uniphase, our strategic partner for our WDM business and our merger partner, in the event the merger is not consummated.

     In the security market, we face competition from alternative anti-counterfeiting devices such as holograms, embedded threads and watermarks. In the decorative market, we face competition from providers of lower cost, lower performance special effect pigments such as BASF and Merck KGaA. These companies are also some of our most important customers for our ChromaFlair(R) product.

     We have a large number of domestic and foreign competitors for our GlareGuard(R) anti-glare optical filters. Companies that purchase coated glass and assemble and sell filters in competition with us include Fellowes, Polaroid, ACCO and 3M. Certain of these companies purchase private label products from us for resale in competition with our GlareGuard(R) product line. In the flat panel display market, we face competition from Japanese coating companies such as Nidek, Toppan and Tore. In projection display components, our competition includes Viratec, Balzers, Nitto Optical, Nikon and Fuji Photo-Optical.

MANUFACTURING

     We have developed many proprietary thin film coating processes and have designed, fabricated or significantly customized most of the coating equipment we use in production. This includes our continuous coaters, batch coaters and high speed roll-to-roll coaters. We believe our ability to design and build this specialized equipment and our ability to develop proprietary process technologies have been important factors in enabling us to compete successfully. Consequently, we maintain an extensive array of thin film coating, glass fabrication and metrology equipment to meet customer requirements for coated products and fabricated glass components.

     We employ batch coating by evaporation and batch coating by reactive metal mode sputtering as proprietary processes. We employ similar evaporation and sputtering processes in our continuous, in-line coating systems and our high-speed, roll-to-roll coating systems. We have extensive auxiliary material preparation and glass fabrication equipment in place which allow us to produce a broad array of glass and plastic products for a wide variety of applications.

     We currently face capacity constraints that have slowed our ability to further penetrate the light interference pigment market. We are building another production line which will increase our capacity to manufacture pigment by approximately 50%. This production line is expected to begin operation in the middle of calendar year 2000.

     We are continuing to increase capacity by focusing on manufacturing improvement programs such as our Factory Overall Efficiency program and are actively building capital equipment for WDM products and projection display components.

     We have developed and procured extensive state-of-the-art metrology and test equipment to allow testing and verification of technological and performance characteristics of our products. This capability, including the expertise of our scientific and technical staff to develop and design specific thin film coatings to meet a customer's application requirements, is frequently a critical factor used by customers in selecting us as a supplier.

SUPPLIERS

     The primary raw materials used in our coating and manufacturing operations are various forms of glass, fused silica, inorganic coating materials such as magnesium fluoride, silicon dioxide, aluminum or germanium, and several types of polymers. Although we have more than one supplier for each of our raw materials, we occasionally enter into single source supply arrangements in order to obtain favorable pricing and service concessions. For example, we purchase special grade flat glass under long-term arrangements from one major U.S. glass supplier. We have not experienced any significant interruptions in production due to a shortage of raw material. Substrate materials are purchased by us or supplied by customers. Coating materials and their composition are generally supplied by us as they are often considered a proprietary element of the manufacturing process.

RESEARCH AND DEVELOPMENT

     We devote substantial resources to research and development in order to develop new, and improve existing thin film products, processes and manufacturing equipment. As a result, we have developed a technological leadership position in the thin film coatings industry, and customers rely on our thin film integration services expertise and our products. The majority of our current research and development activities are devoted to telecommunications products and light interference pigments.

     We are developing new WDM products and processes to expand the information carrying capability of fiber optic communication networks. We continue to advance the standard in manufacturing extremely high precision interference coating deposition technology. We also devote significant effort to the continued development of our reconfigurable add/drop switch products as well as other components targeted toward the telecommunications market.

     Our research and development efforts also include developing:

     - more economical and commercially suitable light interference pigments.

     - color separation filters and various components for optical systems;

     - optical systems and thin film design capabilities for the telecommunications, display and instrumentation markets;

     - coating processes for optical components to meet high component volume requirements;

     - high yield processes for complex coatings and high volume assembly capabilities; and

     - reduction of coating and cleaning materials that may be hazardous to the environment.

     Our research and development expenditures totaled $26.3 million, or 7.6% of revenues, in fiscal 1999, $17.1 million, or 6.7% of revenues in fiscal 1998, and $14.9 million, or 6.8% of revenues, in fiscal 1997.

PATENTS AND LICENSES

     Our success and ability to compete are significantly dependent on our proprietary technology. We rely on a combination of patent, trade secret, copyright and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. We have entered into confidentiality and invention assignment agreements with our employees and we enter into non-disclosure agreements with some of our suppliers, distributors and customers in order to limit access to and disclosure of our proprietary information. We believe our proprietary technology, our trade secrets and our patents are of considerable value to our business. We believe that our patents demonstrate and support our technological leadership position, safeguard our competitive position and support existing and potential sales volume.

     As of October 31, 1999, we had 104 patents and 39 patent applications pending in the United States that cover processes, products and production equipment. We also have patents and patent applications pending in various foreign countries covering the same technology. Expiration dates for our patents range from 2000 to 2017.

     Patents expiring in fiscal years 2000 through 2002 do not encompass technologies in which we enjoy a significant competitive advantage. We therefore do not expect expiration of those patents to materially affect our results of operations or financial condition.

     We selectively license our coating technology to other companies, primarily for integrated, mass production applications that we would not otherwise be able to provide as a manufacturer in the ordinary course of our business. During each of the past five years, these licenses, together with sales of equipment built for licensees in support of the licenses, have not constituted greater than 10.0% of our consolidated revenues.

BACKLOG

     Backlog consists of new orders with scheduled shipment dates within 15 months on which shipments have not yet started or unfilled portions of orders that are only partly completed. Some of these orders are completed within several days of receipt, while others are not completed for a number of months. Substantially all orders included in backlog are subject to cancellation without penalty; however, we generally have not experienced significant order cancellations. Contractually specified delivery dates on orders sometimes are adjusted at the request of either the customer or us.

     Our backlog of orders was $94.1 million at the end of fiscal 1999, $80.6 million at the end of fiscal 1998 and $62.2 million at the end of fiscal 1997. Substantially all orders in backlog at October 31, 1999 are scheduled for shipment during fiscal 2000. The amount of backlog at October 31, 1999 represents only a portion of anticipated sales in 2000, with new orders historically comprising the major portion of sales in a fiscal year.

     We have multi-year supply contracts with two customers that include annual buy requirements with "take or pay" provisions. In accordance with the aforementioned policy, it is our practice of include only specifically scheduled shipment releases under these contracts in reported backlog.

INTERNATIONAL AND DOMESTIC SALES

     Revenues generated by sales to Canada have increased from 8.6% of our total revenues in fiscal 1997 to 21.3% in fiscal 1998 and 39.1% in fiscal 1999 reflecting the growth in telecommunications sales from our alliance with JDS Uniphase. Revenues generated by sales within the United States represented 43.8% of our total revenues in fiscal 1997, 41.2% in fiscal 1998 and 31.1% in fiscal 1999, the decline again reflecting the faster growth in sales of telecommunications products to Canada. Revenues from sales to other foreign countries, primarily Europe and Asia, also declined as a percentage of our total revenues from 47.7% in fiscal 1997 to 37.4% in fiscal 1998 and 29.8% in fiscal 1999 due to growing sales of telecommunications products to Canada. See Note 17 of Notes to Consolidated Financial Statements.

EMPLOYEES

     As of October 31, 1999, we had 1,459 employees of whom 1,320 were employed domestically; 108 were employed by our operations in Hillend, Scotland; 6 were employed in our sales and administrative offices in Europe and 25 were employed by OCLI Asia in Japan.

     We have not experienced a work stoppage due to labor difficulties. We believe our employee relations are good. None of our employees are subject to collective bargaining agreements.

ENVIRONMENTAL

     In 1988, we discovered ground water contamination at our facilities in Santa Rosa, California. With the assistance of our environmental consultants and under the regulatory guidance of the California Regional Water Quality Control Board, we established a program for reducing contaminant concentration levels to acceptable federal and state levels. In prior years, we recorded accruals to cover the future estimated cost of drilling additional extraction and monitoring wells and considers those accruals to be adequate. We have not charged expenditures against those accruals in 1999, 1998 and 1997. Ongoing ground water remediation expenses, and the cost of compliance with environmental standards for years 1997 through 1999, have not been material to our operations and we do not expect them to be material in the future.

RISK FACTORS

OUR PROPOSED MERGER WITH JDS UNIPHASE CORPORATION IS DEPENDENT UPON APPROVAL BY OUR STOCKHOLDERS AND OTHER CONDITIONS.

     If this proposed merger does not happen, our stock price may be adversely affected. Furthermore, under the terms of the merger agreement, and under certain circumstances, if the merger is not completed, we may be required to pay to JDS Uniphase $85.0 million plus their out-of-pocket expenses associated with the proposed merger. We have also granted to JDS Uniphase, an option to purchase up to 19.9% of our stock at a purchase price of $177.65 per share which would become exercisable if we were to enter into an alternative transaction instead of completing the merger.

WE RELY HEAVILY ON JDS UNIPHASE FOR THE DESIGN, PACKAGING, ASSEMBLY, TESTING, DISTRIBUTION, SALES AND MARKETING OF CERTAIN OF OUR TELECOMMUNICATIONS PRODUCTS.

     - We rely on JDS Uniphase to design, package, assemble, distribute, sell and market our products. Under the terms of our agreements, JDS Uniphase has primary responsibility for the design, packaging and assembly of WDM products covered by these agreements. JDS Uniphase also has exclusive sales, marketing and distribution responsibilities for such products. If JDS Uniphase is unable to successfully distribute, market and sell our products, we may be unable to find a substitute distribution, marketing or sales partner or develop these capabilities ourselves. We also rely on JDS Uniphase for significant financial and technical contributions to these programs.

     - We lack control over management decisions. We share with JDS Uniphase the responsibility for making certain management decisions as they relate to the WDM products covered by the agreements. Certain decisions are made by a management committee that has equal representation from JDS Uniphase and ourselves. Our interests may not always be aligned. If we disagree with JDS Uniphase on specific matters or general program direction, a neutral party will make the decision. Such a decision may not be in our best interests.

     - Our share of profits could be reduced. Under our agreements with JDS Uniphase, if the majority of the WDM products covered by the agreements incorporate wavelength discrimination components not originating from us, our share of the profits under the agreements will be significantly reduced. In addition, we share any losses incurred under the agreements.

     - JDS Uniphase can terminate our agreements or fail to perform. JDS Uniphase can terminate the agreements without cause beginning in 2015. If JDS Uniphase terminates the agreements or fails to provide adequate resources to the program, we cannot be certain that we could obtain substitute resources or a substitute partner to commercialize our products.

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

ACQUIRING COMPLEMENTARY COMPANIES WILL EXPOSE US TO ADDITIONAL RISKS.

     From time to time, we intend to acquire companies with products and services complementary to our own that we believe can help us commercialize our products quickly and efficiently. These acquisitions and any future acquisitions will expose us to increased risks and costs, including the following:

     - failure to retain customers;

     - integrating new operations and technologies;

     - assimilating and retaining new personnel; and

     - diverting financial and management resources from existing operations.

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

OUR OPERATING RESULTS MAY FLUCTUATE.

     Our quarterly revenues and bookings are likely to fluctuate significantly in the future due to a number of factors, many of which are outside our control. Factors that could affect our revenues and bookings include the following:

     - variations in the size or timing of orders and shipments of our products;

     - new product introductions by competitors;

     - delays in introducing new products or components;

     - delays of orders forecasted by our customers;

     - just in time manufacturing processes and consignment inventory for key customers that may delay the scheduling of orders;

     - delays in planned manufacturing capacity upgrades;

     - delays by our customers in the completion of upgrades of telecommunications infrastructure;

     - variations in capital spending budgets of telecommunications service providers; and

     - delays in obtaining regulatory approval for commercial deployment of certain telecommunications and other products.

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

     We do not have "key person" insurance coverage for the loss of any of our employees. Any officer or employee of our company can terminate his or her relationship with us at any time. Our officers and directors have non-compete agreements that are effective in the case of a change of control and three former employees of OPKOR also have non-compete agreements. Other than that, none of our employees are bound by any non-competition agreements with us.

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

THERE ARE MANY RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS.

     We expect sales to customers outside of the United States to continue to represent a significant percentage of our revenues for the foreseeable future. International sales are subject to a number of risks, including the following:

     - changes in foreign government regulations and standards;

     - export license requirements, tariffs, taxes and other trade barriers;

     - requirements or preferences of foreign nations for domestic products;

     - fluctuations in currency exchange rates relative to the U.S. dollar;

     - difficulty in collecting accounts receivable;

     - difficulty in managing foreign operations; and

     - political and economic instability.

     If our customers or end users of our products are impacted by currency devaluations or general economic crisis, such as the economic crisis currently affecting many Asian and Latin American economies, their ability to purchase our products could be materially adversely affected. Payment cycles for international customers typically are longer than those for customers in the United States. Foreign markets for our products may develop more slowly than currently anticipated for a variety of reasons. These reasons include environmental issues, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment.

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

     In the fiber optic communications market, we face competition from E-Tek Dynamics, Inc. and DiCon Fiberoptics, Inc., as well as other WDM component vendors for the sale of WDM products. In the optical switch markets, we will compete with these same companies, and potentially with JDS Uniphase, our strategic partner for our WDM business and our merger partner, in the event the merger is not consummated.

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

ITEM 2. PROPERTIES

     Our corporate headquarters and principal manufacturing and research and development facilities are located on a campus in Santa Rosa, California that we own. The site consists of approximately 75 acres of land of which approximately 53 acres are occupied by existing operations, with the remaining 22 acres currently held available for future development. The site is within an industrial park area and is served by well-developed road access and utilities. In addition, we lease offices for our sales personnel located in various cities in the United States, Europe and Asia.

THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION CONCERNING
OUR PRINCIPAL FACILITIES.

                       NO. OF      LEASED/     TOTAL      SITE
      LOCATION        BUILDINGS     OWNED     SQ. FT.    (ACRES)                 USE
      --------        ---------    -------    -------    -------                 ---
Santa Rosa, CA......     13        Owned(1)   490,000      75       Corporate offices,
                                                                    manufacturing, engineering and
                                                                    research and development
                                                                    facilities
Santa Rosa, CA......      1        Leased      23,000      --       Polymer optical products
                                                                    administrative offices and
                                                                    manufacturing facilities
Santa Rosa, CA......      3        Leased      70,000      --       Warehousing, research and
                                                                    development, and miscellaneous
                                                                    facilities
Fremont, CA.........      1        Leased       5,000      --       Telecommunications product
                                                                    development laboratory
Hillend, Scotland...      1        Owned       56,000      16       OCLI Optical Coating
                                                                    Laboratory, Ltd.
                                                                    administrative offices,
                                                                    manufacturing and research and
                                                                    development facilities
Hillend, Scotland...      1        Leased       9,000      --       OCLI Optical Coating
                                                                    Laboratory, Ltd. warehousing
Atsugi, Japan.......      1        Leased      18,000      --       OCLI Asia K.K. manufacturing
                                                                    facilities
Tokyo, Japan........      1        Leased       3,000      --       OCLI Asia K.K. administrative
                                                                    offices
Rochester, NY.......      1        Leased      33,000      --       OPKOR Inc. administrative and
                                                                    manufacturing facilities

---------------
(1) Two of the owned buildings are collateralized under two mortgage loan agreements in the amount of $2.2 million and $2.5 million with interest rates of 8.0% and 7.5% and monthly payments of $25,000 and $28,000 respectively through fiscal year 2011.

     Management believes that our facilities are adequate for our current level of business and our near-term growth requirements.

     Our Telecommunications Products segment utilizes 35,000 square feet of our owned property in Santa Rosa, California and the leased property in Fremont, California. Our Light Interference Pigments segment utilizes 93,000 square feet of our owned property in Santa Rosa, California. The remainder of our properties are utilized by our Applied Photonics segment and by our corporate administrative functions.

ITEM 3. LEGAL PROCEEDINGS

     In March 1997, Optical Corporation of America (OCA) and certain of its directors and officers commenced suit against us in the Superior Court of Middlesex County, Commonwealth of Massachusetts. The complaint arose out of a letter of intent executed by us and OCA in March 1996 and an ensuing merger agreement executed by us and OCA in June 1996. Under the merger agreement, we would have acquired OCA. The complaint sought damages for costs and expenses incurred by OCA in pursuing the merger transaction with us. OCA alleged that we made negligent misrepresentations to OCA and certain of OCA's affiliates, and that we breached our letter of intent. We filed counterclaims against OCA and certain of OCA's affiliates based on OCA's breach of the merger agreement and sought damages based on the difference between the value of OCA's business to us and the agreed upon purchase price under the merger agreement. In January 1999, we, OCA and certain of its affiliates settled the litigation. Settlement proceeds to OCLI, net of applicable legal expenses, approximated $3.0 million, which was recorded as a reduction to operating expenses in the first quarter of fiscal 1999. In addition to the cash proceeds, the settlement allowed for us to receive $1.0 million in business transaction value through product purchase discounts, purchase of our products over a period not to exceed three years or some other mutually determined method.

     In July 1996, SICPA filed a lawsuit in Delaware Chancery Court in order to block a proposed financing by Flex arguing that such a transaction without SICPA's consent was prohibited by Flex's certificate of incorporation, as well as by certain contractual provisions between us and SICPA. In fiscal 1998, we announced that we had completed final negotiations for the settlement of the litigation with SICPA. Under the terms of the settlement, we and SICPA agreed to modify our co-ownership agreement to enable us to more effectively manage the day-to-day operations of Flex, to allow for public financing of Flex's operations and to modify the license and supply agreement between Flex and SICPA. The modification to the license and supply agreement provided for more attractive scheduled pricing discounts on higher volume purchases and changed the scheduled order patterns to be consistent with our fiscal quarters. In addition, we purchased $2.6 million of Flex's working capital loans from SICPA. In December 1998 we purchased SICPA's 40.0% interest in Flex and remaining working capital loan.

     In 1997, Flex filed a suit in United States District Court for the Eastern District of Michigan alleging that BASF Corporation and BASF AG infringed Flex's patents covering optically variable thin film flakes which, when mixed with paints and inks, produce color shifting visual properties. The complaint requested that the court enjoin BASF from importing, making, using, selling or offering to sell the infringing pigment in the United States. The complaint also sought damages for the infringement, including treble damages if the infringement was intentional. In October 1998, a settlement agreement was reached between Flex and BASF under which Flex has agreed to allow BASF to make, use and sell two specific forms of a special effects pigment for use within limited application fields in exchange for a series of payments to be based upon BASF's revenues on the sale of those pigments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's security holders during the three months ended October 31, 1999.

EXECUTIVE OFFICERS

     The following table sets forth certain information of the executive officers of OCLI as of October 31, 1999:

           NAME             AGE                            POSITION
           ----             ---                            --------
Charles J. Abbe...........  58    President, Chief Executive Officer and Director
Craig B. Collins..........  44    Vice President, Finance and Chief Financial Officer
Michael J. Cumbo..........  39    Vice President and Chief Technical Officer
Michael A. Kasper.........  48    Vice President and General Manager, Aerospace &
                                  Instrumentation Division
Stephen E. Myers..........  51    Vice President and General Manager, Information Industries
                                  Division
Kenneth D. Pietrelli......  50    Vice President, Corporate Services
James W. Seeser, Ph.D. ...  55    Vice President
Glenn K. Yamamoto.........  47    Vice President and General Manager, Telecommunications
                                  Division
Joseph Zils...............  44    Vice President, Legal Counsel and Corporate Secretary of
                                  OCLI, and President and Chief Financial Officer of Flex

     CHARLES J. ABBE has served as our Chief Executive Officer since April 1998 and as our President and Director since November 1997. From April 1996 to October 1997, Mr. Abbe served as Vice President and General Manager of our Santa Rosa division. From 1989 to 1996, Mr. Abbe was employed by Raychem Corporation, a diversified electronics manufacturing company, in various senior management positions.

     CRAIG B. COLLINS has served as our Vice President, Finance and Chief Financial Officer, since September 1997. Prior to joining us, Mr. Collins served as Senior Vice President, Finance and Chief Financial Officer from 1993 to 1996 and in various senior management positions with Nestle Beverage Company, a consumer products company, since 1984.

     MICHAEL J. CUMBO, PH.D., has served as our Vice President and Chief Technical Officer since April 1999. Dr. Cumbo joined us as a Senior Research Engineer in March 1995. From March 1997 to March 1999, Dr. Cumbo was an operations manager in our telecommunications division and from April 1996 to February 1997, Dr. Cumbo managed our corporate research department. Prior to joining us, Dr. Cumbo spent seven ears as a principal optical engineer at Bausch & Lomb Incorporated, an optical products company.

     MICHAEL A. KASPER has served as our Vice President and General Manager of our aerospace and instrumentation division since December 1997. Prior to that, he served as our Director of Operations from February 1996 to November 1997. Prior to joining us, Mr. Kasper served in various manufacturing engineering and materials management positions with Proctor & Gamble, a consumer products company, from 1972 to 1996.

     STEPHEN E. MYERS has served as the Vice President and General Manager of our information industries division since December 1997. From July 1996 to December 1997, Mr. Myers was our Director of Information Industries business unit. Prior to joining us, Mr. Myers served in various operations and finance management positions with Raychem Corporation from 1978.

     KENNETH D. PIETRELLI has served as our Vice President of Corporate Services since June 1993. Prior to that, he served as our Corporate Materials Manager from 1980.

     JAMES W. SEESER, PH.D., joined us in 1983 and has served as our Vice President since 1989. From November 1993 to March 1999, Dr. Seeser served as Chief Technical Officer.

     GLENN K. YAMAMOTO has served as our Vice President and General Manager of our telecommunications division since December 1997. Mr. Yamamoto joined us in 1973 and has held various product lines sales and manufacturing management positions.

     JOSEPH ZILS has served as the President and Chief Financial Officer of Flex and our Legal Counsel since November 1997. Mr. Zils also served as Vice President, General Counsel and Corporate Secretary for OCLI since 1993. Mr. Zils joined OCLI in 1989 as Corporate Counsel and Director of Contracts.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 can be found in the definitive Proxy Statement relating to the Company's 2000 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the Nasdaq National Market under the symbol OCLI. The table below sets forth the high and low prices of the Company's common stock during the two most recent fiscal years ended October 31, 1999 and 1998.

                                                1Q      2Q      3Q      4Q       FY
                                                ---     ---     ---     ---      ---
1999
High..........................................   30      64 1/8  88     106 7/8  106 7/8
  Low.........................................   16 7/8  25      55 3/8  59 1/2   16 7/8
1998
  High........................................   15 7/8  15 3/8  19 3/4  17 15/16 19 3/4
  Low.........................................   12 1/2  12 1/2  14 5/8  15 3/16  12 1/2

DIVIDEND INFORMATION

     Since June 1991, the Company has paid a semiannual cash dividend of $.06 per share on its common stock.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     There were 669 holders of record of the Company's common stock as of December 15, 1999.

ITEM 6. SELECTED FINANCIAL DATA

Years ended October 31, 1999, 1998, 1997, 1996, and 1995

                                            1999     1998(1)      1997       1996       1995
                                          --------   --------   --------   --------   --------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................  $347,145   $255,624   $217,829   $189,195   $169,417
Net income..............................  $ 23,223   $  7,339   $  7,125   $  5,196   $  7,391
Net income applicable to common stock...  $ 23,223   $  7,089   $  6,432   $  4,236   $  6,929
Net income per share, basic.............  $   1.77   $    .62   $    .63   $    .44   $    .76
Net income per share, diluted...........  $   1.61   $    .59   $    .60   $    .41   $    .73
Weighted average number of shares used
  to compute basic earnings per share...    13,101     11,388     10,191      9,629      9,144
Weighted average number of shares used
  to compute diluted earnings per
  share.................................    14,460     11,999     10,673     10,301      9,510
Cash dividend paid on common stock......  $  1,564   $  1,355   $  1,199   $  1,153   $  1,083
Cash dividend paid per share of common
  stock.................................  $    .12   $    .12   $    .12   $    .12   $    .12
Working capital.........................  $163,070   $ 75,130   $ 42,618   $ 38,087   $ 28,015
Total assets............................  $334,633   $213,586   $183,493   $172,771   $169,834
Long-term debt..........................  $ 52,411     52,373   $ 40,975   $ 45,788   $ 47,267
Stockholders' equity....................  $234,689   $102,223   $ 86,963   $ 79,559   $ 73,894
Common stockholders' equity per share...  $  16.45   $   8.46   $   7.68   $   6.99   $   6.59
Number of employees.....................     1,459      1,554      1,515      1,362      1,407

---------------
(1) In the fourth quarter of fiscal 1998, we recorded an impairment loss of $8.6 million in connection with the sale of the operating assets of its MMG division and recorded restructuring charges of $586,000 pursuant to a plan of restructuring approved in the fourth quarter of 1998.

     Our fiscal year ends on the Sunday closest to the last day in October. See
Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     Optical Coating Laboratory, Inc. is a worldwide leader in optical thin film coating technologies. We have leveraged our technical and manufacturing expertise, gained from over 50 years of experience developing thin film coating processes for government and industry to build a portfolio of products that incorporate high performance optical thin films used to manage light. Our products control, enhance and modify the behavior of light by utilizing its reflection, absorption, and transmission properties to achieve commercially important effects such as high reflectivity, anti-glare and spectral filtering. By integrating superior process capabilities with advanced product design we provide complete optical solutions that address a range of end-market applications in growing markets. We operate in three reportable segments:
Telecommunications Products, Light Interference Pigments and Applied Photonics. See Note 18 of Notes to Consolidated Financial Statements.

TELECOMMUNICATIONS PRODUCTS

     The Telecommunications Products segment manufactures and sells optical components for fiber optic communications systems. The main application for these products is to control the reflection, transmission and absorption of lightwave signals that are transmitted through fiber optic cables. Current products include Wavelength Division Multiplexing (WDM) components, Optical Add-Drop Modules and Gain Flattening Components.

LIGHT INTERFERENCE PIGMENTS

     Our Light Interference Pigments segment manufactures and sells color shifting light interference pigments used to prevent counterfeiting of the world's currencies and other value documents and for use in paints for automobiles and other consumer products.

APPLIED PHOTONICS

     Our Applied Photonics segment manufactures and sells optical components into three key markets:

     DISPLAY. Includes optical components used in cathode ray tube (CRT) displays, flat panel displays and projection display products such as large-screen projection televisions and business projection systems.

     AEROSPACE AND INSTRUMENTATION. Includes optical components, including precision polymer optics, used in defense and aerospace products, automated data collection products, and medical, scientific and analytical instruments.

     OFFICE AUTOMATION. Includes optical components, including precision polymer optics, for copiers, scanners, printers and other office products.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

FISCAL 1999 COMPARED TO FISCAL 1998

     REVENUES. Revenues for fiscal 1999 were $347.1 million, an increase of $91.5 million or 36% over revenues of $255.6 million in fiscal 1998. In the first quarter of fiscal 1999, we sold the assets of our manufacturing subsidiary in Germany (MMG) and, in the second quarter of fiscal 1999, we purchased an optical design and manufacturing company, OPKOR Inc. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, pro forma revenues for fiscal 1999 would have increased $102.5 million or 42% over pro forma revenues of $243.4 million in fiscal 1998. The pro forma revenue increase in fiscal 1999 over fiscal 1998 is due to increased volumes in both of our business segments.

     GROSS PROFIT. Gross profit, as a percent of revenue, was 31.0% in fiscal 1999 compared to 33.6% in fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, pro forma gross profit would have been $107.6 million or 31.1% of revenue in fiscal 1999 compared to $83.0 million or 34.1% of revenue in fiscal 1998. The gross margin decrease in 1999 was primarily due to increased sales of WDM products which have lower than Company average gross margins.

     RESEARCH AND DEVELOPMENT. Research and development expenditures for fiscal 1999 were $26.3 million or 7.6% of revenues compared to research and development expenditures of $17.1 million or 6.7% of revenues for fiscal 1998. The fiscal 1999 research and development increase is primarily due to telecommunications product development.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses for fiscal 1999 were $41.6 million compared to $43.9 million in fiscal 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, selling and administrative expenses would have been $41.0 million, an increase of $3.4 million or 9.0%, over pro forma fiscal 1998 selling and administrative expenses of $37.6 million. The pro forma increase is primarily due to increased sales and marketing expenses in fiscal 1999, primarily in connection with our light interference products.

     PROGRAM SETTLEMENT. In the fourth quarter of fiscal 1999, a development program in the display market was terminated by a customer. We recorded a $2.7 million credit to operating expenses which constitutes the settlement amount, net of program specific assets that were written off as a result of the program termination.

     LOSS ON ASSET DISPOSAL. In the second quarter of fiscal 1999, we sold one of our continuous coating machines that had previously been taken out of service due to excess capacity. A loss of $934,000 is reflected in fiscal 1999 in connection with this sale.

     LEGAL SETTLEMENT. In the first quarter of fiscal 1999, we settled a lawsuit with OCA and certain of its stockholders regarding a failed merger. A benefit of $3.0 million, which constitutes the settlement amount net of related legal expenses, is reflected in fiscal 1999 operating expenses.

     IN-PROCESS RESEARCH AND DEVELOPMENT CHARGES. In the first quarter of fiscal 1999, we purchased the 40% interest in Flex held by SICPA for $30.0 million in a purchase transaction. In connection with the purchase, a $2.9 million charge for in-process research and development is reflected in our operating results for fiscal 1999.

     AMORTIZATION OF INTANGIBLES. We recorded amortization of intangibles of $2.2 million in fiscal 1999 compared to $805,000 in 1998. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, our intangible amortization would have been $1.7 million in fiscal 1999 and $421,000 in fiscal 1998. The pro forma increase in fiscal 1999 amortization results from amortization of goodwill and identifiable intangibles in connection with the purchase of SICPA's interest in Flex.

     INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, our income from operations in fiscal 1999 was $39.3 million compared to $14.9 million in 1998.

     INTEREST INCOME AND EXPENSE. Interest income was $3.3 million in fiscal 1999 compared to $769,000 in fiscal 1998. Net interest expense in fiscal 1999 was $3.8 million compared to $3.6 million in fiscal 1998. Fiscal 1998 net interest expense is the net result of interest incurred of $4.4 million net of interest capitalized of $631,000, compared to fiscal 1998 interest incurred of $4.3 million net of interest capitalized of $697,000.

     PROVISION FOR INCOME TAXES. Our effective tax rate was 39.0% in fiscal 1999 compared to 27.7% in fiscal 1998. The fiscal 1999 effective tax rate reflects the benefit of state tax credits arising from the purchase of new manufacturing equipment and federal and state research credits offset by the provision impact of the in-process research and development which was treated as a permanent difference for tax purposes. Without the tax effect of the in-process research and development charge, our 1999 effective tax rate would have been 36.3%. The significantly lower than combined federal and state statutory tax rate in 1998 is primarily due to the recognition of tax benefits for prior year losses in Germany that previously had not been tax benefited and were realized upon the sale of MMG.

     MINORITY INTEREST. In fiscal 1999, we recorded minority interest of $491,000 compared to minority interest of $1.4 million in fiscal 1998. The fiscal 1999 decrease is primarily due to the purchase of the remaining interest in Flex in the first quarter of fiscal 1999.

     NET INCOME. The Company had net income of $23.2 million in fiscal 1999 compared to $7.3 million in fiscal 1998. In fiscal 1998, dividends of $250,000 were accrued on outstanding Convertible Redeemable Preferred Stock. As the Convertible Redeemable Preferred Stock was converted to common stock in fiscal 1998, we did not incur preferred dividends in fiscal 1999.

FISCAL 1998 COMPARED TO FISCAL 1997

     REVENUES. Revenues for fiscal 1998 were $255.6 million, an increase of $37.8 million or 17% over revenues of $217.8 million for fiscal 1997. The fiscal 1998 revenue increase is primarily due to increased sales volumes in our telecommunications segment.

     GROSS PROFIT. Gross profit, as a percent of revenue, was 33.6% in fiscal 1998 compared to 34.3% in fiscal 1997. The gross margin decrease in fiscal 1998 was primarily due to increased sales of WDM products which have lower than Company average gross margins.

     RESEARCH AND DEVELOPMENT. Research and development expenditures for fiscal 1998 were $17.1 million or 6.7% of revenues compared research and development expenditures of $14.9 million or 6.8% of revenues for fiscal 1997. The fiscal 1998 dollar increase is primarily due to product and process development for telecommunications products and for product development in the display market.

     SELLING AND ADMINISTRATIVE. Selling and administrative expenses for 1998 were $43.9 million, an increase of $1.1 million, or 2.5%, over 1997 selling and administrative expenses of $42.8 million. This increase is primarily due to increases in legal expenses in 1998 primarily associated with a lawsuit with OCA (settled in fiscal 1999) and a patent infringement suit with BASF (settled in fiscal 1998). We were the plaintiff in both lawsuits. See ITEM 2, LEGAL PROCEEDINGS.

     IMPAIRMENT LOSS. In the fourth quarter of 1998, we made the decision to dispose of our manufacturing subsidiary in Germany (MMG) in order to focus more resources in other markets. In connection with negotiation of the sale, independent appraisals were made of the assets and liabilities of MMG and an impairment loss of $8.6 million was recorded to reduce the carrying amount of MMG's assets to fair value net of disposal costs on a liquidation basis. In early fiscal 1999, Glas Trosch, a privately held glass company in Switzerland purchased the business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG. See ITEM 1, BUSINESS -- ACQUISITIONS, INVESTMENTS, DIVESTITURES AND STRATEGIC ALLIANCES.

     RESTRUCTURING EXPENSES. During fiscal 1998, we finalized and announced to affected individuals, a restructuring plan for our administrative and sales offices in Europe. Pursuant to this plan, we recorded $586,000 of severance and exit costs.

     AMORTIZATION OF INTANGIBLES. We recorded amortization of intangibles of $805,000 in fiscal 1998 and $936,000 in fiscal 1997, primarily resulting from amortization of goodwill for MMG (prior to disposition) and our precision polymer optics operation.

     INCOME FROM OPERATIONS. As a result of the foregoing changes in revenue, gross profit and operating expenses, our income from operations in fiscal 1998 was $14.9 million compared to $15.9 million in fiscal 1997.

     INTEREST INCOME AND EXPENSE. Interest income was $769,000 in fiscal 1998 compared to $461,000 in fiscal 1997. Net interest expense in fiscal 1998 was $3.6 million compared to $4.0 million in fiscal 1997. Fiscal 1998 net interest expense is the result of interest incurred of $4.3 million net of interest capitalized of $697,000, compared to fiscal 1997 interest incurred of $4.2 million net of interest capitalized of $219,000. The higher amount of interest capitalized in fiscal 1998 was primarily due to new equipment in process for the manufacture of telecommunications products.

     PROVISION FOR INCOME TAXES. Our effective tax rate was 27.7% in fiscal 1998 compared to 37.3% in fiscal 1997. The significantly lower than combined federal and state statutory tax rate in fiscal 1998 is primarily due to the recognition of tax benefits for prior year losses in Germany that previously had not been tax benefited and were realized upon the sale of MMG. In both fiscal 1998 and 1997, we recognized the benefit of state tax credits arising from the purchase of new manufacturing equipment and federal and state research credits resulting in a lower than combined federal and state statutory tax rate.

     MINORITY INTEREST. In fiscal 1998, we recorded minority interest of $1.4 million compared to minority interest of $631,000 in fiscal 1997. Minority interest represents the share of net income of Flex Products accruing to its 40% shareholder and the portion of the operating results of OCLI Asia attributable to its Japanese partner. During fiscal 1998, we purchased the share of OCLI Asia owned by our Japanese partner. See ITEM 1, BUSINESS -- ACQUISITIONS, INVESTMENTS, DIVESTITURES AND STRATEGIC ALLIANCES.

     NET INCOME. We had net income of $7.3 million in fiscal 1998 compared to $7.1 million in fiscal 1997. Dividends of $250,000 in fiscal 1998 and $693,000 in fiscal 1997 were accrued on outstanding Convertible Redeemable Preferred Stock. The fiscal 1998 preferred dividend decrease was due to the conversion of the remaining shares of Convertible Redeemable Preferred Stock into 599,000 shares of our common stock during fiscal 1998.

     PRICING. Our revenues were not materially affected by price increases or decreases in fiscal 1999, 1998 or 1997.

BUSINESS SEGMENT RESULTS

TELECOMMUNICATIONS PRODUCTS

     Revenues for our Telecommunications Products segment increased 156% or $83.8 million to $137.6 million in fiscal 1999 from $53.8 million in fiscal 1998 and increased 181% or $34.4 million in fiscal 1998 from $19.4 million in fiscal 1997. The revenue increases result primarily from increased demand for WDM products.

     Income from operations for this segment increased $7.2 million or 102% to $14.3 million in fiscal 1999 from $7.1 million in fiscal 1998 and increased 281% or $4.3 million from $2.2 million in 1997. The increase in income from operations results from increased revenues in fiscal 1999 and 1998 and volume efficiencies realized in fiscal 1999.

LIGHT INTERFERENCE PIGMENTS

     Revenues for our Light Interference Pigments segment increased 49% or $21.3 million to $64.8 million in fiscal 1999 from $43.4 million in fiscal 1998 and increased 9% or $3.6 million in fiscal 1998 from 39.8 million in fiscal 1997.

     Income from operations for this segment increased $1.6 million or 27.5% to $7.5 million in fiscal 1999 from $5.9 million in fiscal 1998 and increased $4.4 million or 281% in fiscal 1998 from $1.5 million in fiscal 1997. 1999 income from operations for this segment includes a $2.9 million charge for in-process research and development in connection with the purchase of the minority interest in our Flex subsidiary. Without this charge, fiscal 1999 pro forma income from operations would have increased 77% or $4.5 million in fiscal 1999. The increase in income from operations results from increased revenues and volume efficiencies.

APPLIED PHOTONICS

     Revenues for our Applied Photonics segment were $144.8 million in fiscal 1999, $158.3 million in fiscal 1998 and $158.9 million in fiscal 1997. Adjusted for OPKOR in fiscal 1999 and MMG in fiscal 1998, fiscal 1999 revenues would have decreased $2.6 million or 1.8% from fiscal 1998 revenues of $146.1 million. The pro forma decrease in fiscal 1999 is primarily due to decreased sales of aerospace and instrumentation products. Revenues in fiscal 1998 of $158.3 million decreased $537,000 from fiscal 1997 revenues of $158.9 million. The 1998 decrease results from increased sales of aerospace and instrumentation products of $5.1 million and increased sales of display products of $299,000 offset by decreased office automation revenues of $5.9 million.

     Income from operations for the Applied Photonics segment was $12.3 million in fiscal 1999, $12.9 million in fiscal 1998 and $9.8 million in fiscal 1997. Adjusted for the effect of OPKOR, the program settlement and the loss on asset disposal in fiscal 1999 and for the effect of MMG in fiscal 1998, fiscal 1999 pro forma income from operations for this segment would have increased $2.4 million or 18% over fiscal 1998 pro forma income from operations of $13.8 million. Fiscal 1998 income from operations for this segment increased $3.0 million or 31% over fiscal 1997 income from operations of $9.8 million. The improvements in income from operations result primarily from improved yields and manufacturing efficiencies.

CORPORATE AND ELIMINATIONS

     Income from operations included in corporate and eliminations is comprised primarily of the $3.0 million legal settlement in fiscal 1999; the $8.6 million impairment loss, the $586,000 impairment loss and unallocated legal expenses in fiscal 1998; and royalties for licensing of patents paid to the parent corporation in fiscal 1999, 1998 and 1997.

FINANCIAL CONDITION AND LIQUIDITY

     On May 26, 1999, we completed a public offering for the sale of 1,350,000 shares of OCLI common stock. The proceeds of the offering, net of underwriting discounts and expenses, were $88.9 million.

     In 1999, our cash and cash equivalents and short-term investments increased by $86.7 million to $127.6 million. Net cash provided by operations during fiscal 1999 was $62.8 million, proceeds from exercise of stock options of $5.4 million and proceeds from the aforementioned public offering were $88.9 million. These increases were offset by cash used for capital expenditures, net of proceeds from assets sold, of $24.0 million, cash used for the purchase of SICPA's interest in Flex of $30.0 million, cash used for the purchase of OPKOR of $355,000, debt repayments, net of borrowings, of $13.8 million, payment of dividends of $1.6 million and exchange rate variances of $627,000. At fiscal year end 1999, we had cash and cash equivalents totaling $15.7 million and short-term investments of $111.8 million. Short-term investments are comprised of commercial paper with original maturities of greater than three months and less than twelve months. In addition, we have available domestically a $25.0 million revolving line of credit and separate credit arrangements in place for the operating requirements of our subsidiaries in Scotland and Japan.

     During 1999, our working capital, excluding cash and cash equivalents and short-term investments, increased $1.3 million, primarily due to repayment of current maturities on long-term debt and notes payable offset by decreased accounts receivable and an increase in other current liabilities. The accounts receivable decrease is primarily due to the collection of MMG accounts receivable.

     At October 31, 1999, we had outstanding capital commitments of approximately $9.5 million. We expect to fund these commitments from operations.

     We believe that cash and cash equivalents and short-term investments on hand at October 31, 1999, cash anticipated to be generated from future operations and available funds from revolving credit arrangements will be sufficient for us to meet our working capital needs, capital expenditures, debt service requirements and payment of dividends as declared for at least the next twelve months.

OTHER MATTERS

     IMPACT OF YEAR 2000. The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four digits to define the applicable year. If our computer programs with date-sensitive functions were not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. We have not experienced any business difficulties resulting from the Year 2000 Issue and no customers or suppliers have notified us of any Year 2000 related issues that may affect our business, however, we cannot provide assurance that we will not encounter business difficulties resulting from the Year 2000 Issue in the future.

     We completed our Year 2000 remediation in three components which dealt with: internal business software; internal non-financial software and imbedded chip technology and external noncompliance by customers and suppliers. The following is a summary of the remediation steps that were completed in order to avoid business disruptions due to the Year 2000 Issue.

     INTERNAL BUSINESS SOFTWARE. As part of a business modernization program intended to reduce cycle time and improve profitability, we purchased an Enterprise Resource Planning System (ERP System) that the software vendor had indicated was Year 2000 compliant. Total hardware, software and installation cost of the ERP System was $4.0 million which had all been spent prior to the end of fiscal 1999. The ERP System was fully implemented before the end of the fiscal year. In addition, some of our ancillary financial systems were upgraded prior to the end of the fiscal year.

     INTERNAL NON-FINANCIAL SOFTWARE AND IMBEDDED CHIP TECHNOLOGY. We took an inventory of our non-financial software and equipment that we felt may be affected by the Year 2000 and identified the items that were critical to our operations. We tested those items that we felt were critical to our operations and performed remediation steps such as module replacement, calibration adjustment and reprogramming as necessary. We spent approximately $350,000 for testing and remediation of our non-financial software and imbedded chip technology, all of which was expensed in fiscal 1999.

     EXTERNAL NON-COMPLIANCE BY CUSTOMERS AND SUPPLIERS. We identified and contacted our critical suppliers, service suppliers and contractors to determine if our interface systems were vulnerable to those third parties' failure to remediate their own Year 2000 issues. By the end of fiscal 1999, all of our significant suppliers, service suppliers and contractors had indicated that they had completed their Year 2000 remediation plans.

ACQUISITIONS, INVESTMENTS, DIVESTITURES AND STRATEGIC ALLIANCES

     See ITEM 1, BUSINESS -- ACQUISITIONS, INVESTMENTS, DIVESTITURES AND STRATEGIC ALLIANCES.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     INTEREST RATE RISK. Our exposure to market risk for changes in interest rates relates primarily to our cash equivalents, short-term investments and long-term debt obligations. Cash equivalents are readily convertible to cash and have maturity dates of three months or less. Short-term investments are also readily convertible to cash with original maturity dates of greater than three months and less than twelve months. Due to the short maturities of cash equivalents and short-term investments, carrying amounts approximate fair value.

     By policy, cash equivalents and short-term investments are limited to obligations of the U.S., U.K., German and Japanese governments, Prime Commercial Paper, Bank Repurchase Agreements collateralized by direct obligations of the U.S., U.K., German or Japanese governments and Savings Accounts with commercial banks. Amounts deposited with commercial banks are also limited in amount by financial institutions. We do not use derivatives or equity investments for cash investment purposes.

     As our long-term debt obligations are at fixed rates, we do not have cash flow exposure due to rate changes on our long-term debt. The fair value of our long-term debt is estimated based on current interest rates offered to us for similar instruments.

     The table below presents principal (or notional) amounts and related weighted-average interest rates by year of maturity for our cash equivalents and debt obligations at October 31, 1999.

                                                                                                FAIR
                         2000      2001     2002     2003     2004    THEREAFTER    TOTAL      VALUE
                       --------   ------   ------   ------   ------   ----------   --------   --------
                                                   (AMOUNTS IN THOUSANDS)
Cash equivalents
  Fixed rate.........  $ 12,293                                                    $ 12,293   $ 12,293
  Average rate.......      4.89%                                                       4.89%
Short-term
  investments
  Fixed rate.........  $111,833                                                    $111,833   $111,833
  Average rate.......      5.30%                                                       5.30%
Long-term debt
  Fixed rate.........  $  2,517   $8,573   $7,675   $5,842   $5,875    $24,446     $ 54,928   $ 55,264
  Average rate.......      8.78%    3.84%    7.43%    6.98%    6.98%      7.02%        6.65%

     FOREIGN EXCHANGE RISK. We have significant investments in Scotland and Japan. Changes in the value of those countries' currencies relative to the U.S. dollar are recorded as direct charges or credits to equity. We also have manufacturing operations in Scotland and Japan and sales presence in other European and Asian countries. A significant weakening of the currencies in Europe or Asia in relation to the U.S. dollar could reduce the reported results of those operations. In addition, a significant amount our sales are export sales which could be subject to competitive price pressures if the U.S. dollar were to strengthen compared to the currency of foreign competitors.

     We do, from time to time, enter into purchase, sales or debt arrangements denominated in currencies other than its functional currency which exposes us to currency risk on open receivable and payable balances. We are also exposed to exchange risk on open intercompany balances that some of the foreign subsidiaries have with the us and each other. With the exception of the yen contracts in the table below, we have not entered into contracts to hedge any of these risks and we do not consider its net exposure on these items to be material. We will, from time to time, enter into currency contracts (such as forwards or options) in order to manage the currency risk on open balances or commitments.

     We do, from time to time, enter into derivative transactions in order to hedge foreign currency risk on existing commitments, open receivables, payables and debt instruments when the currency risk is considered significant. In addition, we may enter into interest rate swaps or similar instruments in order to reduce interest rate risk on its debt instruments. We do not enter into derivatives for trading purposes.

     At October 31, 1999, we had outstanding foreign currency forward contracts for the principal and interest payments under an intercompany note receivable denominated in British Pounds and for intercompany purchases in U.S. dollars identified with customer delivery commitments in Japanese yen.

     The following table provides information about our foreign exchange forward contracts at October 31, 1999.

                                                                                             FAIR
                             2000     2001    2002    2003    2004    THEREAFTER    TOTAL    VALUE
                            -------   -----   -----   -----   -----   ----------   -------   -----
                                             (IN THOUSANDS EXCEPT CONTRACT RATES)
Japanese yen:
Notional amount...........  $ 1,537                                                $ 1,537   $  33
  Average contract rate
     (foreign
     currency/USD)........   105.61                                                 105.61
Pound sterling:
  Notional amount.........  $   370   $ 368   $ 366   $ 365   $ 367     $ 740      $ 2,576   $(115)
  Average contract rate
     (foreign
     currency/USD)........     0.64    0.64    0.65    0.65     .64      0.64         0.64

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of fiscal year 2001 with earlier application encouraged. We are currently evaluating FAS 133 to determine what effect it would have on our consolidated financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL FINANCIAL INFORMATION

                                     INDEX

                                                              PAGE
                                                              ----
Report of Independent Auditors of Optical Coating
Laboratory, Inc.............................................   36
Report of Independent Auditors of Flex Products, Inc........   37
Consolidated Balance Sheets as of October 31, 1999 and
  1998......................................................   38
Consolidated Statements of Income for the years ended
  October 31, 1999, 1998 and 1997...........................   39
Consolidated Statements of Cash Flows for the years ended
  October 31, 1999, 1998 and 1997...........................   40
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended October 31, 1999,
  1998 and 1997.............................................   42
Notes to Consolidated Financial Statements..................   43

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Optical Coating Laboratory, Inc.
Santa Rosa, California:

     We have audited the accompanying consolidated balance sheets of Optical Coating Laboratory, Inc. and subsidiaries (the "Company") as of October 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Flex Products, Inc., a consolidated subsidiary for the year ended October 31, 1997, whose total revenues represent 18% of consolidated revenues for the year ended October 31, 1997. The financial statements of Flex Products, Inc. for the year ended October 31, 1997, were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Flex Products, Inc., is based solely on the report of such other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Optical Coating Laboratory, Inc. and its subsidiaries at October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
December 15, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Flex Products, Inc.
Santa Rosa, California

     We have audited the statements of operations, stockholders' equity and cash flows of Flex Products, Inc. (the "Company"), a joint venture of Optical Coating Laboratory, Inc. and SICPA Holding S.A., for the year ended November 2, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Flex Products, Inc. for the year ended November 2, 1997 in conformity with generally accepted accounting principles.

KPMG LLP

San Francisco, California
November 26, 1997

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        AS OF OCTOBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1999        1998
                                                              --------    --------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 15,734    $ 40,880
  Short-term investments....................................   111,833
  Accounts receivable, net of allowance for doubtful
    accounts of $2,116 and $1,831...........................    35,248      38,585
  Inventories...............................................    25,899      25,233
  Income taxes receivable...................................     1,250
  Deferred income tax assets................................     6,543       9,311
  Other current assets......................................     2,868       1,822
                                                              --------    --------
  Total Current Assets......................................   199,375     115,831
OTHER ASSETS
  Goodwill..................................................    16,525         910
  Deferred income tax assets................................       384         716
  Property, plant and equipment held for sale...............       361       3,183
  Other assets..............................................    12,287       3,241
PROPERTY, PLANT AND EQUIPMENT
  Land and improvements.....................................     9,093       9,116
  Buildings and improvements................................    38,054      36,171
  Machinery and equipment...................................   135,698     123,261
  Construction-in-progress..................................    17,337      12,722
                                                              --------    --------
                                                               200,182     181,270
  Less accumulated depreciation.............................   (94,481)    (91,565)
                                                              --------    --------
    Property, plant and equipment-net.......................   105,701      89,705
                                                              --------    --------
         Total Assets.......................................  $334,633    $213,586
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable..........................................  $ 10,527    $  8,423
  Accrued expenses..........................................     8,655       9,935
  Accrued compensation expenses.............................    12,887      10,365
  Income taxes payable......................................       671         708
  Current maturities on long-term debt......................     2,517       6,026
  Notes payable.............................................                 4,483
  Deferred revenue..........................................     1,048         761
                                                              --------    --------
         Total Current Liabilities..........................    36,305      40,701
NONCURRENT LIABILITIES
  Accrued postretirement health benefits and pension
    liabilities.............................................     2,315       2,241
  Deferred revenue..........................................       815
  Deferred income tax liabilities...........................     8,098       3,528
  Long-term debt............................................    52,411      52,373
  Minority interest.........................................                12,520
  Commitments and contingencies (Notes 15 and 18)
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value; authorized 30,000,000
    shares; issued and outstanding 14,262,000 and 12,087,000
    shares..................................................       143         121
  Paid-in capital...........................................   181,309      69,993
  Retained earnings.........................................    53,610      31,951
  Accumulated other comprehensive income....................      (373)        158
                                                              --------    --------
    Stockholders' Equity....................................   234,689     102,223
                                                              --------    --------
         Total Liabilities and Stockholders' Equity.........  $334,633    $213,586
                                                              ========    ========

The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               1999        1998        1997
                                                             --------    --------    --------
REVENUES
Revenues...................................................  $347,145    $255,624    $217,829
  Cost of sales............................................   239,582     169,670     143,207
                                                             --------    --------    --------
          Gross Profit.....................................   107,563      85,954      74,622
COSTS AND EXPENSES
  Operating Expenses:
     Research and development..............................    26,258      17,137      14,903
     Selling and administrative............................    41,572      43,926      42,836
     Impairment loss.......................................                 8,628
     Restructuring expenses................................                   586
     Program settlement, net...............................    (2,696)
     Loss on asset disposal................................       934
     Legal settlement, net.................................    (2,960)
     In-process research and development charges...........     2,906
     Amortization of intangibles...........................     2,236         805         936
                                                             --------    --------    --------
          Total Operating Expenses.........................    68,250      71,082      58,675
                                                             --------    --------    --------
          Income from Operations...........................    39,313      14,872      15,947
  Nonoperating Income (Expense):
     Interest income.......................................     3,344         769         461
     Interest expense, net.................................    (3,768)     (3,615)     (4,030)
                                                             --------    --------    --------
EARNINGS
  Income before Provision for Income Taxes and Minority
     Interest..............................................    38,889      12,026      12,378
  Provision for income taxes...............................    15,175       3,336       4,622
  Minority interest........................................       491       1,351         631
                                                             --------    --------    --------
          Net Income.......................................    23,223       7,339       7,125
  Dividend on convertible redeemable preferred stock.......                   250         693
                                                             --------    --------    --------
          Net Income Applicable to Common Stock............  $ 23,223    $  7,089    $  6,432
                                                             ========    ========    ========
  Net Income Per Share, Basic..............................  $   1.77    $   0.62    $   0.63
                                                             ========    ========    ========
  Net Income Per Share, Diluted............................  $   1.61    $   0.59    $   0.60
                                                             ========    ========    ========
  Weighted average number of common shares used to compute
     basic earnings per share..............................    13,101      11,388      10,191
                                                             ========    ========    ========
  Weighted average number of common shares used to compute
     diluted earnings per share............................    14,460      11,999      10,673
                                                             ========    ========    ========

The accompanying notes are an integral part of these financial statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                1999         1998         1997
                                                              ---------    ---------    ---------
OPERATIONS
Cash Flows From Operations:
  Cash received from customers..............................  $ 251,153    $ 213,634    $ 194,375
  Interest received.........................................      1,380          684          455
  Cash paid to suppliers and employees......................   (185,506)    (185,268)    (165,033)
  Interest paid.............................................     (4,067)      (3,112)      (5,345)
  Income taxes paid, net of refunds.........................       (198)        (572)      (4,316)
                                                              ---------    ---------    ---------
         Net Cash Provided By Operations....................     62,762       25,366       20,136
INVESTMENTS
Cash Flows From Investments:
  Purchase of plant and equipment...........................    (29,913)     (16,341)     (17,231)
  Purchase of minority shareholder's interest in
    OCLI-Asia...............................................                    (738)
  Purchase of minority shareholder's interest in Flex
    Products, Inc...........................................    (30,035)
  Purchase of Opkor, Inc....................................       (355)
  Proceeds from sale of equipment...........................      5,916
                                                              ---------    ---------    ---------
         Net Cash Used For Investments......................    (54,387)     (17,079)     (17,231)
FINANCING
Cash Flows From Financing:
  Increase in short term investments........................   (111,833)
  Proceeds from stock offering..............................     88,920
  Proceeds from long-term debt and notes payable............      2,525       46,254        5,422
  Proceeds from exercise of stock options...................      5,386        7,321        2,247
  Investment by minority interest holder....................                                1,440
  Repayment of long-term debt and notes payable.............    (13,928)     (32,913)     (10,711)
  Repayment of note to minority interest holder, net of
    amounts borrowed........................................     (2,400)      (1,801)         (76)
  Payment of dividend on preferred stock....................                    (208)        (693)
  Payment of dividend on common stock.......................     (1,564)      (1,355)      (1,199)
                                                              ---------    ---------    ---------
         Net Cash Provided By (Used For) Financing..........    (32,894)      17,298       (3,570)
                                                              ---------    ---------    ---------
  Effect of exchange rate changes on cash...................       (627)          78         (145)
                                                              ---------    ---------    ---------
  Increase (decrease) in cash and cash equivalents..........    (25,146)      25,663         (810)
  Cash and cash equivalents at beginning of year............     40,880       15,217       16,027
                                                              ---------    ---------    ---------
  Cash and cash equivalents at end of year..................  $  15,734    $  40,880    $  15,217
                                                              =========    =========    =========
ADJUSTMENTS
Reconciliation of Net Income to Cash Flows From Operations:
  Net income................................................  $  23,223    $   7,339    $   7,125
  Adjustments to reconcile net income to net cash provided
    by operations:
    Depreciation and amortization...........................     14,419       13,129       12,784
    Impairment loss.........................................                   8,628
    Restructuring expenses..................................                     586
    Minority interest in earnings of subsidiaries...........        491        1,351          631
    Net book value of equipment sold........................      7,422        1,467        1,412
    Accrued postretirement health benefits..................         69          200         (226)
    Deferred income taxes...................................      2,768         (431)       1,744
    Other non-cash adjustments to net income................        302          (11)         (97)
    Changes in:
       Accounts receivable..................................      4,315       (3,363)      (8,012)
       Inventories..........................................     (2,095)      (2,299)      (4,623)
       Income taxes receivable and income taxes payable.....      7,795        3,110         (328)
       Deferred income tax assets and liabilities...........         78           22          (43)
       Other current assets and other assets and
       investments..........................................      2,437         (911)         136
       Accounts payable, accrued expenses and accrued
       compensation expenses................................        436       (3,312)       9,979
       Deferred revenue.....................................      1,102         (139)        (346)
                                                              ---------    ---------    ---------
         Total adjustments..................................     39,539       18,027       13,011
                                                              ---------    ---------    ---------
    Net Cash Provided By Operations.........................  $  62,762    $  25,366    $  20,136
                                                              =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In February 1999, the Company purchased OPKOR Inc. for $9.0 million plus annual contingent payments in OCLI common stock based on profits of the acquired entity. The initial $9.0 million was paid in the form of $1.8 million in cash and 267,285 shares of OCLI common stock. Cash and non-cash components of the acquisition were as follows (dollars in thousands):

Fair value of assets acquired, including intangibles........  $13,615
Liabilities assumed.........................................   (4,930)
                                                              -------
Initial consideration plus acquisition expenses.............    8,685
Fair value of OCLI common stock issued to sellers...........   (7,200)
Cash acquired...............................................   (1,130)
                                                              -------
Net cash paid...............................................  $   355
                                                              =======

     During fiscal 1999, 1998 and 1997, the Company issued 39,914, 39,292 and 14,601 shares of common stock to the OCLI 401(k)/Employee Stock Ownership Plan at fair market value to satisfy a portion of its Company contribution.

     The Company recorded capital leases of $1.6 million and $2.0 million in fiscal 1998 and 1997 to finance the hardware, software and some of the integration costs of an Enterprise Resource Planning System for which implementation was completed in fiscal 1999. Lease terms run through 2004 with payments totaling approximately $67,000 per month.

     In fiscal 1998 and 1997, common stock, with an aggregate fair market value of $86,000 and $51,000 was awarded to the Company's outside directors as remuneration.

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

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                             (AMOUNTS IN THOUSANDS)

                                                                                                     ACCUMULATED
                                            PREFERRED STOCK COMMON STOCK                                OTHER
                                         ----------------------------------   PAID-IN    RETAINED   COMPREHENSIVE
                                         SHARES   AMOUNT    SHARES   AMOUNT   CAPITAL    EARNINGS      INCOME
                                         ------   -------   ------   ------   --------   --------   -------------
BALANCE AT NOVEMBER 1, 1996............    12     $11,309    9,761    $ 98    $ 47,219   $20,984       $   (51)
                                           --     -------   ------    ----    --------   -------       -------
Shares issued to Employee Stock
Ownership Plan.........................                         15                 159
Exercise of stock options, including
  tax benefit and shares issued to
  directors............................                        268       3       2,524
Conversion of Series C preferred stock
  to common stock......................    (6)     (5,750)     555       5       5,821
Foreign currency translation adjustment
  for the year.........................                                                                   (591)
Dividend on preferred stock............                                                     (693)
Dividend on common stock...............                                                   (1,199)
Net income for the year................                                                    7,125         7,125
                                                                                                       -------
COMPREHENSIVE INCOME...................                                                                  6,534
                                           --     -------   ------    ----    --------   -------       -------
BALANCE AT OCTOBER 31, 1997............     6       5,559   10,599     106      55,723    26,217          (642)
                                           --     -------   ------    ----    --------   -------       -------
Shares issued to Employee Stock
  Ownership Plan.......................                         39                 555
Exercise of stock options, including
  tax benefit and shares issued to
  directors............................                        967      10       9,659
Shares surrendered for payment of
  withholding taxes....................                       (117)     (1)     (1,539)
Conversion of Series C preferred stock
  to common stock......................    (6)     (5,559)     599       6       5,595
Foreign currency translation adjustment
  for the year.........................                                                                    800
Dividend on preferred stock............                                                     (250)
Dividend on common stock...............                                                   (1,355)
Net income for the year................                                                    7,339         7,339
                                                                                                       -------
COMPREHENSIVE INCOME...................                                                                  8,139
                                           --     -------   ------    ----    --------   -------       -------
BALANCE AT OCTOBER 31, 1998............    --          --   12,087     121      69,993    31,951           158
                                           --     -------   ------    ----    --------   -------       -------
Shares issued to Employee Stock
  Ownership Plan.......................                         40                 933
Exercise of stock options, including
  tax benefit and shares issued to
  directors............................                        518       5      14,280
Issuance of shares for OPKOR
  acquisition..........................                        267       3       7,197
Issuance of shares for public
  offering.............................                      1,350      14      88,906
Foreign currency translation adjustment
  for the year.........................                                                                   (531)
Dividend on common stock...............                                                   (1,564)
Net income for the year................                                                   23,223        23,223
                                                                                                       -------
COMPREHENSIVE INCOME...................                                                                 22,692
                                           --     -------   ------    ----    --------   -------       -------
BALANCE AT OCTOBER 31, 1999............    --          --   14,262    $143    $181,309   $53,610       $  (373)
                                           --     -------   ------    ----    --------   -------       -------

The accompanying notes are an integral part of these statements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. GENERAL

     NATURE OF OPERATIONS. OCLI designs, develops and manufactures multi-layer thin film coatings which control and enhance light by altering the transmission, reflection and absorption of its various wavelengths to achieve a desired effect such as anti-reflection, anti-glare, electromagnetic shielding, electrical conductivity and abrasion resistance. OCLI markets and distributes components primarily to original equipment manufacturers (OEMs) of color shifting, optical and electro-optical systems. OCLI's products are found in many applications including telecommunications systems, security inks, commercial paints, computer monitors, flat panel displays, telecommunication systems, office equipment, medical/analytical equipment and instruments, projection imaging systems, satellite power systems and aerospace and defense systems.

2. SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's fiscal year ends on the Sunday closest to the last day in October. For convenience purposes, the Company has designated October 31 as its fiscal year end. Fiscal years 1999, 1998 and 1997 were 52-week years.

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

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents are comprised of cash, bank repurchase agreements and short-term commercial paper readily convertible to cash. Cash equivalents are carried at cost that approximates market value. All highly liquid cash equivalents with an original maturity of three months or less are considered cash equivalents.

     SHORT-TERM INVESTMENTS. Short-term investments represent commercial paper with original maturities of greater than three months and less than twelve months.

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

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Estimated service lives range from 5 to 45 years for buildings and improvements and from 3 to 10 years for all other property, plant and equipment. Buildings and improvements and substantially all equipment are depreciated using straight line depreciation.

     Assets under capital lease constitute computer equipment and enterprise resource planning software which are being amortized on a straight-line basis from the date of service. Amortization lives are four years for the equipment and six years for the software. The gross cost of assets under capital lease is included in machinery and equipment and was $3,725,000 and $3,638,000 at October 31, 1999 and 1998. Accumulated

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amortization for assets under capital lease is included in accumulated depreciation and was $810,000 and $205,000 at October 31, 1999 and 1998.

     GOODWILL. At October 31, 1999, the goodwill balance is due to the acquisitions of the minority interest in Flex, the acquisition of OPKOR and the purchase of minority interest in OCLI Asia. Goodwill is being amortized over periods between eight and fifteen years.

     OTHER ASSETS. Included in other assets is identifiable purchased intangibles of $11.3 million in fiscal 1999 and $2.1 million in fiscal 1998 relating to Flex which are being amortized over useful lives ranging from 11 to 15 years.

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

     INCOME TAXES. The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Tax credits are taken as a reduction of current income tax provisions when available.

     STOCK BASED COMPENSATION. The Company accounts for stock-based compensation plans for employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements. See Note 11 for additional pro forma disclosures required under Statement of Financial Accounting Standards (SFAS) No. 123.

     EARNINGS PER SHARE. In 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which required the Company to replace its presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net income applicable to common stock by the weighted average number of common shares and the potential dilution of convertible securities, stock options and warrants. The earnings per share presentation for all periods presented conform to the new statement.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for 1999, 1998 and 1997:

                                                               1999       1998       1997
                                                              -------    -------    -------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
BASIC EARNINGS PER SHARE:
Weighted average common shares outstanding..................   13,101     11,388     10,191
                                                              =======    =======    =======
Net income..................................................  $23,223    $ 7,339    $ 7,125
Less dividend on convertible redeemable preferred stock.....                 250        693
                                                              -------    -------    -------
Net income applicable to common stock.......................  $23,223    $ 7,089    $ 6,432
                                                              =======    =======    =======
Net income per common share, basic..........................  $  1.77    $  0.62    $  0.63
                                                              =======    =======    =======
DILUTED EARNINGS PER SHARE:
Average common shares outstanding, basic....................   13,101     11,388     10,191
Dilutive effect of employee stock options...................    1,359        611        482
                                                              -------    -------    -------
Average shares outstanding, diluted.........................   14,460     11,999     10,673
                                                              =======    =======    =======
Net income applicable to common stock.......................  $23,223    $ 7,089    $ 6,432
                                                              =======    =======    =======
Net income per share, diluted...............................  $  1.61    $  0.59    $  0.60
                                                              =======    =======    =======

     Preferred stock convertible into 303,000 and 595,000 shares of common stock in 1998 and 1997 was not included in the calculation of diluted earnings per share as the effect of increasing the denominator by those amounts and adding back the preferred dividends would have increased diluted earnings per share.

     During fiscal 1999 all outstanding options were included in the computation of diluted earnings per share as there were no options with an exercise price greater than the average market price. Options to purchase 67,500 shares of common stock at a weighted average price of $17.35 that were outstanding during fiscal 1998 and options to purchase 65,500 shares of common stock at a weighted average price of $12.96 that were outstanding in fiscal 1997 were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, accrued compensation expenses and notes payable, the carrying amounts approximate fair value due to their short maturities. The Company's long-term debt is carried at book value. If revalued based on borrowing rates currently available to the Company for bank loans of similar terms and maturities the fair value would exceed carrying value by approximately $336,000.

     COMPREHENSIVE INCOME. In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130 "Reporting Comprehensive Income," which required the Company to report, by major component and in total, all changes to equity from non owner sources. The Company's Consolidated Statement of Stockholders' Equity has been changed to Consolidated Statement of Stockholders' Equity and Comprehensive Income. Other comprehensive income consists of foreign currency translation adjustments which are reported as a separate component of equity.

     RECLASSIFICATIONS. Certain reclassifications have been made to prior year data to conform to the current year presentation.

     NEW ACCOUNTING PRINCIPLE. In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

standards for derivative instruments and hedging activities. The statement requires balance sheet and income statement recognition of derivative transactions and provides limitations and accounting requirements for hedging instruments. The statement is effective for the first quarter of the Company's fiscal year 2001 with earlier application encouraged. The Company is currently evaluating SFAS 133 to determine what effect it would have on the Company's consolidated financial statements.

3. PROGRAM SETTLEMENT

     In the fourth quarter of fiscal 1999, a development program in the display market was terminated by a customer. The Company recorded a $2.7 million credit to operating expenses in the fourth quarter of fiscal 1999 which constitutes the settlement amount, net of program specific assets that were written off as a result of the program termination.

4. LOSS ON ASSET DISPOSAL

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

5. LEGAL SETTLEMENT

     In March 1997, Optical Corporation of America (OCA) and certain of its directors and officers commenced suit against us in the Superior Court of Middlesex County, Commonwealth of Massachusetts. The complaint arose out of a letter of intent executed by us and OCA in March 1996 and an ensuing merger agreement executed by us and OCA in June 1996. Under the merger agreement, the Company would have acquired OCA. The complaint sought damages for costs and expenses incurred by OCA in pursuing the merger transaction with the Company. OCA alleged that the Company made negligent misrepresentations to OCA and certain of OCA's affiliates, and that the Company breached its letter of intent. The Company filed counterclaims against OCA and certain of OCA's affiliates based on OCA's breach of the merger agreement and sought damages based on the difference between the value of OCA's business to OCLI and the agreed upon purchase price under the merger agreement. In January 1999, the Company, OCA and certain of its affiliates settled the litigation. Settlement proceeds to OCLI, net of applicable legal expenses, approximated $3.0 million, which was recorded as a reduction to operating expenses in the first quarter of fiscal 1999. In addition to the cash proceeds, the settlement allowed the Company to receive $1.0 million in business transaction value through product purchase discounts, purchase of our products over a period not to exceed three years or some other mutually determined method.

6. RESTRUCTURING CHARGES

     During the fourth quarter of fiscal 1998, the Company finalized and announced to affected individuals a plan of restructuring for its administrative and sales offices in Europe. The Company recorded $328,000 of severance and termination benefits and $258,000 of exit costs in fiscal 1998 associated with this plan of restructuring. The restructuring eliminated five administrative and sales positions in Europe. Exit costs included costs of closing down administrative and sales offices in Europe and lease termination costs. All of the restructuring expenses were paid prior to the end of fiscal year 1999.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

7. LONG-TERM DEBT

     Long-term debt, including current maturities, at October 31, 1999 and 1998 consisted of the following:

                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
Unsecured senior notes. Interest at 6.69% payable
semiannually. Principal payable in annual installments of
$4.3 million commencing July 31, 2002 through 2008..........   $30,000      $30,000
Unsecured senior notes. Interest at 7.8% payable
  semiannually. Principal payable in annual installments of
  $1.1 million commencing July 31, 2002 through 2008........     8,000        8,000
Unsecured senior notes. Interest at 8.71% payable
  semiannually. Principal payable in annual installments of
  $1.6 million commencing June 1, 1999 through 2002.........     4,800        6,400
Mortgage payable. Interest at 8%. Collateralized by a 72,000
  sq. ft. building and related land. Principal and interest
  payments of $25,000 per month through 2011................     2,197        2,314
Mortgage payable. Interest at 7.5%. Collateralized by a
  65,000 sq. ft. building and related land. Principal and
  interest payments of $28,000 per month through 2011.......     2,460        2,647
Unsecured bank note. Interest at 5.6%. Quarterly principal
  and interest payments of approximately $300,000 through
  December 2002.............................................                  3,661
Bank loans of OCLI/MMG Division.............................                  3,120
Revolving line of credit of the Company's subsidiary in
  Japan. Interest from 1.45% to 1.62% payable monthly.
  Facility expires in May 2001..............................     5,862
Present value of obligations under capital leases at imputed interest rates from 7.0% to 9.5% payable in monthly
  installments through 2003.................................     1,609        2,257
                                                               -------      -------
                                                                54,928       58,399
Less current maturities.....................................    (2,517)      (6,026)
                                                               -------      -------
          Total long-term debt, net of current maturities...   $52,411      $52,373
                                                               =======      =======

     Annual debt maturities and capital lease payments for the ensuing five years are as follows:

                                                             PAYMENT
                                                           -----------
                                                           (AMOUNTS IN
                                                           THOUSANDS)
                                                           -----------
Year
2000.....................................................    $ 2,517
2001.....................................................      8,573
2002.....................................................      7,675
2003.....................................................      5,842
2004.....................................................      5,875
Thereafter...............................................     24,446
                                                             -------
                                                             $54,928
                                                             =======

     At October 31, 1999, the Company had an unused $25 million revolving line of credit. The revolving line of credit carries a commitment fee of .2% to .3% per year on the unused portion of the facility depending on the Company's leverage ratio and expires on July 31, 2003. The Company has a surety bond for $1,405,000 to satisfy the Company's workers' compensation self-insurance requirements. The surety bond carries a fee of 1% per year.

     During fiscal 1998, the Company recorded capital leases totaling $1,601,000 and $2,037,000 to finance the hardware, software and integration costs of a new computer system that was fully implemented in 1999. Lease terms run through 2004 with payments totaling approximately $67,000 per month.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The Company's subsidiary in Scotland has a credit arrangement of up to approximately $490,000 at market interest rates and has outstanding letters of credit of approximately $330,000 to guarantee import duties. There were no borrowings under the credit arrangement in fiscal years 1999 or 1998.

     The Company's subsidiary in Japan has various credit facilities totaling approximately $9.6 million with interest rates ranging from 1.45% to 1.62% per year. Borrowing under these facilities totaled $5.9 million at October 31, 1999. These credit facilities are used for working capital requirements in Asia and will expire in May 2001.

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

8. FINANCIAL DERIVATIVES AND HEDGING

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

     At October 31, 1999, the Company had outstanding foreign currency forward contracts for the principal and interest payments under an intercompany note receivable denominated in British Pounds and for intercompany purchases in U.S. dollars identified with customer delivery commitments in Japanese yen.

     The notional amounts, carrying amounts and fair values of the Company's derivatives position at October 31, 1999 are included in the table below:

                                                                        ESTIMATED
                                                                        FAIR VALUE
                                                                        OF FOREIGN
                                                NOTIONAL    CARRYING     EXCHANGE
                                                 AMOUNT      AMOUNT      CONTRACT
                                                --------    --------    ----------
                                                      (DOLLARS IN THOUSANDS)
Foreign currency forward exchange contracts:
Japanese Yen..................................   $1,537       $ --        $  33
British Pounds................................   $2,574       $ --        $(115)

9. DISPOSALS AND ACQUISITIONS

     FLEX PRODUCTS, INC. Flex was founded as a division of the Company in the early 1980's and was subsequently established as a joint venture in which ICI Americas Inc. (ICIA), an affiliate of Imperial Chemical Industries PLC owned 60% and the Company owned 40%. In 1995, the Company acquired controlling ownership of Flex with the purchase of an additional 20% interest in Flex from ICIA. In conjunction with the Company's increase in ownership, the remaining 40% interest in Flex was acquired by SICPA Holding S.A., a privately held Swiss Corporation headquartered in Lausanne, Switzerland. SICPA is the world's largest manufacturer of printing inks and a major customer of Flex.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In December 1998, the Company purchased the 40% minority interest held by SICPA for $30.0 million in cash, bringing the Company's ownership in Flex to 100%. The transaction was recorded as a purchase in the first quarter of fiscal year 1999 based on data provided in an independent valuation. The purchase price was allocated as follows, in thousands of dollars:

Minority interest...........................................  $10,611
Fair value adjustment to property and equipment.............    1,124
Deferred tax effect of adjustments to property and equipment
  and identifiable intangibles..............................   (4,508)
Acquired in-process research and development................    2,906
Identifiable intangibles....................................   10,145
Goodwill....................................................    9,757
                                                              -------
          Total purchase price..............................  $30,035
                                                              =======

     Acquired in-process research and development was expensed in the first quarter of 1999. Identifiable intangibles are being amortized over useful lives ranging from 11 to 15 years and goodwill is being amortized over 15 years. Identifiable intangibles and goodwill are included in other assets.

     In connection with the purchase, the Company purchased SICPA's $2.4 million working capital loan and the License and Supply Agreement between Flex and SICPA that runs through October 31, 2009, was modified to increase SICPA's minimum purchase requirements in association with Flex's commitment to put in place additional capacity to manufacture optically variable pigment.

     OPKOR INC. In February, 1999, the Company purchased OPKOR Inc., an optical design and manufacturing company specializing in precision polymer optic components and assemblies, for $8.7 million plus annual contingent payments in OCLI common stock based on profits of the acquired entity. The initial $8.7 million was paid in the form of $1.6 million in cash and 267,285 shares of OCLI common stock. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations for OPKOR have been included in the Company's financial statements since the date of the acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the Company's reported results of operations. The purchase price was allocated first to the fair value of net assets acquired ($2.0 million) with the remaining $6.7 million allocated to goodwill and identifiable intangibles that are being amortized over 8 years. After the end of fiscal 1999, the purchase agreement between the Company and OPKOR was amended to eliminate the contingent payment portion of the agreement.

     OCLI ASIA. In the second quarter of 1997, the Company began operating a joint venture (Hakuto-OCLI Co., Ltd. doing business as OCLI Asia) with Hakuto Co., Ltd. in Japan. The joint venture was established to address the rapidly changing market for OCLI's multi-layer thin film coatings that require an expanded presence and more integrated support within Asia. Each partner contributed cash of $800,000 for working capital. OCLI Asia was consolidated into the Company's results of operations and financial position as the Company has operating control. During 1998, the Company purchased Hakuto's interest in the joint venture for $740,000 in cash. The wholly owned subsidiary, OCLI Asia K.K., continues to do business as OCLI Asia and remains headquartered in Tokyo, Japan with manufacturing facilities in Atsugi, Japan.

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

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In fiscal 1999, Glas Trosch, a privately held glass company in Switzerland purchased the business and the operating assets (inventory, equipment, furniture, two buildings, workforce, customer lists and other related intangibles) of MMG for $4.3 million. The Company retained ownership of an office building with a current value of $360,000 and accounts receivable and cash totaling $3.4 million. Third party liabilities of MMG were $4.5 million which were paid from the asset sale proceeds, cash on hand and collection of accounts receivable. As the assets were sold for the recorded value, adjusted for the impairment recorded in 1998, no gain or loss was recognized in fiscal 1999 in connection with the sale.

     In connection with the sale of MMG, the Company also received $1.2 million for a three-year covenant not to compete and $600,000 for a three-year license and supply agreement that incorporates the use of the OCLI name. The $1.8 million received for those contracts was deferred and is being recognized as revenue over the three-year terms of the agreements.

10. STOCKHOLDERS' EQUITY

     STOCKHOLDER RIGHTS PLAN. Effective December 17, 1999, the Company's Board of Directors approved a new Stockholder Rights Plan (the "1999 Rights Agreement") to succeed the Stockholder Rights Plan adopted on December 16, 1997, as amended. Under the terms of the Plan, which expires in December 20, 2001, the Company declared a dividend of preferred stock purchase rights which only become exercisable, if not redeemed, ten days after a person or group has acquired 20% or more of the Company's common stock or the announcement of a tender offer which would result in a person or group acquiring 30% or more of the Company's common stock. Under certain circumstances, the plan allows stockholders, other than the acquiring person or group, to purchase the Company's common stock or the common stock of the acquirer at an exercise price of half the market price.

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

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     PUBLIC OFFERING. On May 26, 1999, the Company completed a public offering for the sale of 1,350,000 shares of OCLI common stock. The proceeds of the offering, net of underwriting discounts and expenses, were $88.9 million.

11. EMPLOYEE STOCK OPTION PLANS

     Under the Company's employee stock option plans, an aggregate of 2,437,080 shares of Company common stock has been issued or reserved for issuance upon the exercise of options granted to qualified employees. Options are granted with exercise prices equal to the market price of the Company's common stock on the date of grant.

     Information with respect to stock options outstanding and options exercisable at October 31, 1999 is as follows:

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                  ------------------------------------------------------   -----------------------------------
                                     WEIGHTED AVERAGE
                                        REMAINING       WEIGHTED AVERAGE                      WEIGHTED AVERAGE
   RANGE OF        OUTSTANDING AT      CONTRACTUAL          EXERCISE        EXERCISABLE AT        EXERCISE
EXERCISE PRICES   OCTOBER 31, 1999         LIFE              PRICE         OCTOBER 31, 1999        PRICE
---------------   ----------------   ----------------   ----------------   ----------------   ----------------
$ 6.25 - $ 8.38          5,000             0.2               $ 7.74              5,000             $ 7.74
$ 9.63 - $14.33      1,165,664             2.7               $12.08            837,569             $11.71
$15.00 - $20.50        641,449             5.8               $20.02             34,057             $17.11
$23.41 - $32.13         51,500             6.0               $26.29                 --                 --
$41.88 - $62.13         43,000             6.5               $52.26                 --                 --
$63.00 - $91.00         54,500             6.7               $76.33             18,000             $67.38
$99.66 - $99.66          1,000             7.0               $99.66                 --                 --
                     ---------                               ------            -------             ------
                     1,962,113                               $17.75            894,626             $13.02
                     =========                               ======            =======             ======

     In addition, the Company has established a qualified Employee Stock Purchase Plan, the terms of which allow employees to contribute up to 10% of their salaries in order to purchase shares of the Company's common stock at a price equal to the lower of 85% of the closing price at the beginning or end of a one year offering period. 400,000 shares of Company common stock have been reserved for issuance under the Plan. Purchases under the plan take place semi-annually with the first purchase date on December 31, 1999. On December 31, 1999, after the end of the fiscal year, 12,914 shares were issued at a price per share of $58.25 and, based on the participation and contribution rate of employees at October 31, 1999, it is estimated that another 23,000 shares at a purchase price of $58.25 per share will be purchased on June 30, 1999 pursuant to this plan.

     The Company's subsidiary, Flex Products, a non-public company, had a non-qualified stock option plan. In the second quarter of fiscal 1999, the Company restructured the equity of Flex. As a result of this restructuring, in order to make the option holders whole under the provisions of Flex's option plan, the Company exchanged options for the exercise of 928,200 shares of Flex at a weighted average exercise price of $4.54 per share for options to exercise 324,157 shares of Company common stock at a weighted average exercise price of $12.99 per share. The exchange was based on the ratio of the market value per share of Flex (based on an independent valuation) to the market value of Company common stock on the date of the equity restructuring. The per share exercise price for each converted Flex option was the ratio of the total number of Flex options exchanged over the number of Company options issued multiplied by the original per share exercise price of each Flex option. The exchange of the Flex options is presented in the following tables as cancellations of Flex options and grants of Company options.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Flex Products' stock option activity for the three years ended October 31, was:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                           ---------    ----------------
BALANCE AT NOVEMBER 1, 1996..............................  1,027,100         $4.44
Granted..................................................     20,000          4.89
Exercised................................................
Canceled.................................................    (44,600)         4.43
                                                           ---------         -----
BALANCE AT NOVEMBER 1, 1997..............................  1,002,500          4.47
Granted..................................................    370,000          4.67
Exercised................................................
Canceled.................................................   (444,300)         4.48
                                                           ---------         -----
BALANCE AT OCTOBER 31, 1998..............................    928,200          4.55
Granted..................................................
Exercised................................................
Canceled.................................................   (928,200)         4.55
                                                           ---------         -----
BALANCE AT OCTOBER 31, 1999..............................         --
                                                           ---------         -----
EXERCISABLE AT OCTOBER 31, 1999..........................         --
                                                           =========         =====

     In the second quarter of fiscal 1998, the Company's Chairman of the Board and former Chief Executive Officer exercised options for 770,666 shares of common stock of the Company and turned in 117,296 shares for payment of withholding taxes. The $5.8 million exercise price of the options was paid with a full recourse promissory note that was repaid with interest at 7.5% in the third quarter of 1998.

     In May 1997, the Board of Directors approved a stock option repricing program under which stock options with exercise prices above $14.00 per share were repriced to the then current market value of the Company's common stock of $9.63. A total of 162,000 shares, with exercise prices ranging from $14.13 per

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

share to $17.38 per share, were exchanged under this program. The exchange of such options is presented in the following table as cancellations and subsequent grants.

     Stock option activity under the Company's stock option plan for the three years ended October 31, was:

                                                           NUMBER OF    WEIGHTED AVERAGE
                                                            SHARES       EXERCISE PRICE
                                                           ---------    ----------------
BALANCE AT NOVEMBER 1, 1996..............................  1,835,250         $ 8.75
Granted..................................................    708,800          10.48
Exercised................................................   (268,849)          8.52
Canceled.................................................   (272,792)         12.53
                                                           ---------         ------
BALANCE AT NOVEMBER 1, 1997..............................  2,002,409           8.88
Granted..................................................    509,000          14.86
Exercised................................................   (964,424)          7.61
Canceled.................................................    (41,104)         12.56
                                                           ---------         ------
BALANCE AT OCTOBER 31, 1998..............................  1,505,881          11.64
Granted..................................................  1,038,438          22.78
Exercised................................................   (517,361)         10.42
Canceled.................................................    (64,845)         14.94
                                                           ---------         ------
BALANCE AT OCTOBER 31, 1999..............................  1,962,113         $17.75
                                                           ---------         ------
EXERCISABLE AT OCTOBER 31, 1999..........................    894,626         $13.02
                                                           =========         ======

     In 1997, the Company adopted the disclosure requirements of SFAS 123 that provide for the disclosure of pro forma net earnings and net earnings per share as if the fair value method of accounting had been adopted at the beginning of fiscal 1996. If compensation expense had been determined for stock options granted in 1999, 1998 and 1997 using the fair value method at the date of grant, consistent with the provisions of SFAS 123, the Company's pro forma net earnings and earnings per share would have been as follows:

                                                            1999       1998       1997
                                                          --------    -------    -------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
Net income as reported..................................  $23,223     $7,339     $7,125
Pro forma compensation adjustment.......................   (3,194)    (1,669)    (1,597)
                                                          -------     ------     ------
          Pro forma net income..........................  $20,029     $5,670     $5,528
                                                          =======     ======     ======
Basic earnings per share:
  Net income per share, as reported.....................  $  1.77     $ 0.62     $ 0.63
  Pro forma compensation adjustment.....................    (0.24)     (0.15)     (0.16)
                                                          -------     ------     ------
          Pro forma net income per share................  $  1.53     $ 0.47     $ 0.47
                                                          =======     ======     ======
Diluted earnings per share:
  Net income per share, as reported.....................  $  1.61     $ 0.59     $ 0.60
  Pro forma compensation adjustment.....................    (0.22)     (0.14)     (0.15)
                                                          -------     ------     ------
          Pro forma net income per share................  $  1.39     $ 0.45     $ 0.45
                                                          =======     ======     ======

     The weighted average fair value of options granted during fiscal 1999, 1998 and 1997 was $11.24, $5.75 and $5.60, respectively. The weighted average fair value of options granted in fiscal 1999 under the Employee Stock Purchase Plan was $17.12. The weighted average fair value of Flex Products' options granted during 1998 and 1997 was $1.06 and $1.39. The fair value of each option grant is estimated on the date of grant using

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

the Black-Scholes option pricing model with the following weighted average assumptions used for grants issued by the Company in 1999, 1998 and 1997 and by Flex Products in 1998 and 1997:

                                                              1999    1998    1997
                                                              ----    ----    ----
COMPANY OPTIONS:
Expected dividend yield.....................................   0.0%    0.8%    0.7%
Expected volatility.........................................  45.0%   43.0%   59.0%
Risk-free interest rate.....................................   4.6%    5.7%    5.5%
Expected term (years).......................................     4       4       5
FLEX PRODUCTS OPTIONS:
Expected dividend yield (not applicable)....................
Expected volatility (not applicable)........................
Risk-free interest rate.....................................           5.5%    6.2%
Expected term (years).......................................             5       6

12. INCOME TAXES

     The provision for income taxes consisted of:

                                                           1999       1998      1997
                                                          -------    ------    ------
                                                            (DOLLARS IN THOUSANDS)
CURRENT:
  Federal...............................................  $11,398    $2,722    $2,537
  State.................................................      676       916       225
  Foreign...............................................      333       129       116
                                                          -------    ------    ------
                                                           12,407     3,767     2,878
                                                          -------    ------    ------
DEFERRED:
  Federal...............................................    2,310      (258)    1,061
  State.................................................      472      (612)      598
  Foreign...............................................      (14)      439        85
                                                          -------    ------    ------
                                                            2,768      (431)    1,744
                                                          -------    ------    ------
                                                          $15,175    $3,336    $4,622
                                                          =======    ======    ======

     The reconciliation of the effective income tax rate to the federal statutory rate was as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   34.0%   34.0%
State taxes, net of federal tax benefit.....................   4.3     4.0     5.7
Foreign losses not previously benefited.....................          (8.8)
Foreign income taxes at rates different than U.S. statutory
  rates.....................................................  (0.2)    0.8    (0.5)
Business tax credits (state tax credits net of federal tax
  effect)...................................................  (1.8)   (2.3)   (2.9)
In-process research and development acquired during the
  year......................................................   2.6
Tax benefit from foreign sales corporation..................  (1.7)   (3.8)   (2.7)
Non-deductible expenses, including foreign losses...........   1.5     2.5     4.2
Effect of federal rate change...............................  (0.2)
Other.......................................................  (0.5)    1.3    (0.5)
                                                              ----    ----    ----
Effective tax rate..........................................  39.0%   27.7%   37.3%
                                                              ====    ====    ====

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     DEFERRED TAX ASSETS (LIABILITIES). The Company's deferred tax assets and liabilities at October 31, 1999 and 1998 under SFAS 109 arise from the following temporary differences in accounting for financial versus tax reporting purposes:

                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
CURRENT:
Valuation reserves and accruals not deductible for tax
purposes until paid or utilized.............................   $ 5,338      $ 4,060
Intercompany profit eliminated for financial reporting
  purposes which is taxable currently.......................        (9)         263
Domestic net operating losses available for carryforward....     1,103        4,599
Asset valuation difference between financial and tax
  reporting basis due to purchase accounting................      (311)          73
Other.......................................................       422          316
                                                               -------      -------
          Total current deferred tax balances, net..........     6,543        9,311
                                                               -------      -------
NONCURRENT:
Domestic net operating losses available for carryforward....       445        1,627
Foreign net operating losses available for carryforward.....       582          751
Tax depreciation greater than financial reporting
  depreciation..............................................    (6,199)      (5,500)
Intangible assets, difference between financial and tax
  reporting basis and periods...............................      (511)        (459)
Burden and interest on self-constructed assets expensed for
  tax purposes and depreciated for financial reporting
  purposes..................................................      (947)        (816)
Costs required to be capitalized under the uniform
  capitalization tax rules which are deducted for financial
  reporting purposes........................................     1,119          309
Liability for postretirement health benefits not deductible
  for tax purposes until paid...............................     1,001          967
State tax credits eligible for carryforward.................     1,051        1,353
Asset valuation difference between financial and tax
  reporting basis due to purchase accounting................    (3,841)
Other.......................................................       358         (293)
                                                               -------      -------
                                                                (6,942)      (2,061)
Less valuation allowance....................................      (772)        (751)
                                                               -------      -------
          Total long term deferred tax balances, net........    (7,714)      (2,812)
                                                               -------      -------
          Total deferred tax balances.......................   $(1,171)     $ 6,499
                                                               =======      =======

     As a result of the sale of the assets of its MMG division and the resulting impairment loss in 1998, the Company recognized tax benefits relating to certain foreign operating losses that had not been tax benefited in prior periods. The Company has provided a valuation allowance related to the deferred tax asset resulting from the remaining operating loss carryforwards of certain of its other foreign subsidiaries until the realization of tax benefits resulting from those losses is determined to be more likely than not. For fiscal 1999, the Company has also provided a valuation allowance related to certain New York state tax losses and credits, the realization of which is not considered to be more likely than not.

     At October 31, 1999, the Company has domestic federal and state net operating loss carryforwards of $4.7 million. If not used, $2.8 million will expire in fiscal 2006, $1.5 million will expire in fiscal 2007, and $0.4 million will expire in fiscal 2012. The Company has California Manufacturers' Investment Credit

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

carryforwards of $89,000; California Research Credit carryforwards of $572,000; and New York State Investment Credit carryforwards of $210,000. If not used, a portion of the California credit carryforwards will expire beginning in 2006. The New York credit carryforward will expire beginning in 2012. The Company also has alternative minimum tax credits of $105,000 for federal income tax purposes and $181,000 for California income tax purposes.

     Income taxes have not been provided on approximately $7.6 million of unremitted earnings of the Company's subsidiary in Scotland. The Company intends to continue to reinvest these amounts in the subsidiary's operations. Should any of these amounts be distributed to the Company, any taxes on these distributions would be substantially offset by foreign tax credits.

13. EMPLOYEE BENEFIT PLANS

     U.S. OPERATIONS. The Company has a 401(k) pre-tax voluntary retirement savings plan for its U.S. employees. The Company matches 100% of the first 3% of deferred salary and 50% for the next 3% of deferred salary. Eligible employees can defer up to 15% of their salary or a maximum of $10,000 a year. Contributions to the 401(k) plan are immediately vested. Company matching contributions to the 401(k) plan are funded in cash. Prior to fiscal 1999, the Company had an ESOP plan under which Company contributions were made in the form of originally issued or purchased Company common stock. In fiscal 1999, the ESOP plan was terminated and replaced by a Company 401(k) match. Assets of the ESOP were merged into the 401(k) plan. Flex also had a separate 401(k) plan which was merged into the Company's plan in fiscal 1999. In fiscal 1999, 1998 and 1997, the Company contributed and charged to operations $2,069,000, $1,740,000 and $1,211,000 as contributions to its 401(k) and ESOP plans.

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

     In fiscal 1998, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Porstretirement Benefits." FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits. Prior years' information has been restated to conform with the new requirements.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The reconciliation of the beginning and ending balances of the benefit obligation, fair value of plan assets and funded status of the plan at October 31, 1999 and 1998 is as follows:

                                                                1999         1998
                                                              ---------    ---------
                                                              (AMOUNTS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $10,387      $ 8,856
Service cost................................................       588          565
Interest cost...............................................       624          636
Actuarial loss..............................................       558          469
Participants' contributions.................................       165          119
Benefits paid...............................................       (82)        (122)
Exchange rate changes.......................................       158         (136)
                                                               -------      -------
Benefit obligation at end of year...........................   $12,398      $10,387
                                                               =======      =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year..............   $ 8,504      $ 7,617
Actual return on plan assets................................     1,003          748
Employer contributions......................................       310          238
Participants' contributions.................................       165          119
Exchange rate changes.......................................       165          (96)
Benefit payments............................................       (82)        (122)
                                                               -------      -------
Fair value of plan assets at end of year....................   $10,065      $ 8,504
                                                               =======      =======
FUNDED STATUS:
Funded status...............................................   $(2,333)     $(1,883)
Unrecognized net actuarial loss.............................     2,495        2,204
Unrecognized transition asset being amortized over 19
  years.....................................................      (343)        (381)
                                                               -------      -------
          Prepaid (accrued) pension cost included in accrued
            expenses........................................   $  (181)     $   (60)
                                                               =======      =======

     At October 31, 1999, 1998 and 1997, the projected benefit obligations include accumulated benefit obligations of $11,148,000, $9,236,000 and $8,043,000 of which $11,148,000, $9,232,000, and $8,006,000 are vested.

     The net pension expense for the Company's Scottish subsidiary recorded in 1999, 1998 and 1997 included the following components:

                                                             1999     1998     1997
                                                             -----    -----    -----
                                                             (DOLLARS IN THOUSANDS)
Service-cost benefits earned during the period.............  $ 588    $ 565    $ 415
Interest cost on projected benefit obligation..............    624      636      506
Expected return on plan assets.............................   (613)    (704)    (610)
Amortization of transition asset...........................    (38)     (38)     (37)
Recognized net actuarial loss..............................     39       22       18
                                                             -----    -----    -----
          Net pension expense..............................  $ 600    $ 481    $ 292
                                                             =====    =====    =====

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Actuarial assumptions used to determine costs and benefit obligations are as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  6.0%    6.0%    8.0%
Expected return on plan assets..............................  7.0%    8.0%    9.0%
Rate of compensation increase...............................  4.0%    4.0%    5.0%

14. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     The Company sponsors an unfunded, contributory defined benefit postretirement plan for its U.S. operations which provides medical, dental and life insurance benefits to employees who meet age and years of service requirements prior to retirement and who agree to contribute a portion of the cost. The Company has the right to modify or terminate these benefits at any time.

     In fiscal 1998, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." FAS 132 standardizes the disclosure requirements for pensions and other postretirement benefits. Prior years' information has been restated to conform with the new requirements.

     The Company's contribution is a set amount per retiree depending on the retiree's years of service and dependent status at the date of retirement and the age of the retiree and dependents when benefits are provided. The retiree pays cost increases.

     The postretirement plan's benefit obligation was as follows for the years ended October 31, 1999 and 1998:

                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $2,241        $1,871
Service cost................................................       89            79
Interest cost...............................................      167           166
Actuarial (gain) loss.......................................      (85)          222
Benefits paid...............................................      (97)          (97)
                                                               ------        ------
Postretirement Benefit obligation at end of year............   $2,315        $2,241
                                                               ======        ======

     The net postretirement benefit cost for the Company recorded in 1999, 1998 and 1997 included the following components:

                                                              1999     1998     1997
                                                              -----    -----    -----
                                                              (DOLLARS IN THOUSANDS)
Service-cost benefits earned during the period..............  $ 89     $ 79     $ 71
Interest cost on projected benefit obligation...............   167      166      165
Amortization of transition asset............................    17       (7)      10
                                                              ----     ----     ----
          Net postretirement benefit cost...................  $273     $238     $246
                                                              ====     ====     ====

     Discount rates of 7.75%, 6.75% and 8.0% were used in the determination of the accumulated benefit obligations in fiscal 1999, 1998 and 1997.

     Because the Company has established a maximum amount it will pay per retiree under the plan, health care cost trends do not affect the calculation of accumulated benefit obligation or the net postretirement benefit cost.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

15. CONTINGENCIES AND COMMITMENTS

     PROPOSED MERGER WITH JDS UNIPHASE CORPORATION. See Note 18.

     CONCENTRATIONS OF CREDIT RISK. The Company grants credit to customers, subject to credit approval, for most of its sales. At October 31, 1999, accounts receivable from customers in foreign countries, was $24 million, or 69%, of accounts receivable with approximately $8 million receivable from customers in Asia and approximately $16 million receivable from customers in Europe and other countries.

     OPERATING LEASE AGREEMENTS. The Company and its subsidiaries lease computer equipment, manufacturing space and warehouse space. The operating lease payments are recorded as rental expense and totaled $7,763,000, $7,104,000, and $6,351,000 for 1999, 1998, and 1997. Future minimum operating lease payments amount to $16.5 million, and for the years 2000 through 2004 are $6,963,000, $6,044,000, $3,268,000, $229,000 and $34,000 under operating lease agreements in effect at October 31, 1999.

     EMPLOYMENT AGREEMENTS. The Company has approved employment agreements for officers and certain other employees and employment assurance agreements for certain management and technical employees, as well as increases in severance benefits for full-time employees, to be effective in the event of certain changes in control of the Company. These agreements are currently effective to November 20, 2001.

16. INFORMATION ON OPERATIONS

     INVENTORIES. Inventories as of October 31, 1999 and 1998 consisted of:

                                                           1999          1998
                                                         --------      --------
                                                         (DOLLARS IN THOUSANDS)
Raw materials and supplies.............................  $ 6,679       $ 7,138
Work-in-process........................................   14,688        13,148
Finished goods.........................................    4,532         4,947
                                                         -------       -------
          Total inventories............................  $25,899       $25,233
                                                         =======       =======

     INTEREST. Interest expense and amounts capitalized were as follows for the years ended October 31, 1999, 1998 and 19976:

                                                    1999      1998      1997
                                                   ------    ------    ------
                                                     (DOLLARS IN THOUSANDS)
Interest costs incurred..........................  $4,399    $4,312    $4,249
Less amounts capitalized.........................     631       697       219
                                                   ------    ------    ------
          Net interest expense...................  $3,768    $3,615    $4,030
                                                   ======    ======    ======

     SALES INFORMATION. Significant customers and sales to the federal government were as follows:

     JDS Uniphase, the Company's largest customer in fiscal 1999 and 1998 accounted for 39.4% and 21.1% of consolidated revenues in fiscal 1999 and 1998. SICPA, the Company's largest customer in fiscal 1997, accounted for 14.7%, 13.9% and 12.7% of consolidated revenues in fiscal 1999, 1998 and 1997. No other customer accounted for more than 10% of consolidated revenues in fiscal 1999, 1998 and 1997.

     Sales of products and services to the federal government, primarily under subcontracts, were 2%, 4% and 6% of net revenues in 1999, 1998 and 1997. Certain of these contracts are subject to cost review by various governmental agencies. Management believes that adjustments, if any, will not be material to the operating results of the Company.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

17. SEGMENT INFORMATION

     In the fourth quarter of 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about a company's operating segments. The Company has divided its operations into three reportable segments:
Telecommunications Products, Light Interference Pigments and Applied Photonics. Segment determination is based on market similarity and management of the Company's business.

     The Telecommunications Products segment manufactures and sells optical components for fiber optic communications systems. The main application for these products is to control the reflection, transmission and absorption of lightwave signals that are transmitted through fiber optic cables. Current products include Wavelength Division Multiplexing (WDM) products and switches.

     The Light Interference Pigments segment manufactures and sells color shifting light interference pigments used to prevent counterfeiting of the world's currencies and other value documents and for use in paints for automobiles and other consumer products.

     The Applied Photonics segment manufactures and sells optical components used in display systems such as cathode ray tube displays, flat panel displays and business projections systems; optical components used in defense and aerospace products; automated data collection products and medical, scientific and analytical instruments; and optical components used in office automation products such as copiers, scanners and printers.

     The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Corporate costs are allocated to the segments based on factors intended to approximate actual usage. Management evaluates a segment's performance based on operating profit and return on net assets. Return on net assets is net income before minority interest and tax effected interest expense divided by average net assets. Net assets is total assets less current liabilities plus notes payable and current maturities on long term debt. Intersegment sales and transfers are recorded based on prevailing market prices. Corporate operations include miscellaneous income, elimination of intersegment revenues and profit, unallocated administrative expenses, legal settlements and impairment and restructuring expenses. Corporate net assets include cash and short-term investments, property plant and equipment used in administrative functions and other unallocated corporate assets and liabilities.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The following table presents business segment information for fiscal years 1999, 1998 and 1997:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
REVENUES
Telecommunications Products........................  $137,589    $ 53,849    $ 19,140
Light Intereference Pigments.......................    64,772      43,429      39,806
Applied Photonics..................................   144,784     158,346     158,883
                                                     --------    --------    --------
          Total revenues...........................  $347,145    $255,624    $217,829
                                                     ========    ========    ========
INCOME FROM OPERATIONS
Telecommunications Products........................  $ 14,342    $  7,095    $  2,195
Light Interference Pigments........................     7,509       5,889       1,547
Applied Photonics..................................    12,298      12,851       9,822
Corporate and eliminations.........................     5,164     (10,963)      2,383
                                                     --------    --------    --------
          Total income from operations.............  $ 39,313    $ 14,872    $ 15,947
                                                     ========    ========    ========
RETURN ON NET ASSETS
Telecommunications Products........................      80.3%       54.3%       51.2%
Light Interference Pigments........................       8.5%       11.2%        5.1%
Applied Photonics..................................       4.5%        7.2%       11.0%

ASSETS
Telecommunications Products........................  $ 20,752    $ 11,052
Light Interference Pigments........................    57,097      35,629
Applied Photonics..................................   101,249     107,255
Corporate and eliminations.........................   155,535      59,650
                                                     --------    --------
          Total assets.............................  $334,633    $213,586
                                                     ========    ========
CAPITAL EXPENDITURES
Telecommunications Products........................  $  7,127    $  2,948    $  1,978
Light Interference Pigments........................    10,459       1,822       2,600
Applied Photonics..................................     8,517       7,337      11,044
Corporate and eliminations.........................     4,441       4,931       1,828
                                                     --------    --------    --------
          Total capital expenditures...............  $ 30,544    $ 17,038    $ 17,450
                                                     ========    ========    ========

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     GEOGRAPHIC SALES. Certain information regarding the Company's domestic and foreign revenues is as follows:

                                                    UNITED                                      OTHER      ELIMI-
                                                    STATES     CANADA    EUROPE      ASIA     COUNTRIES   NATIONS     TOTAL
                                                   --------   --------   -------   --------   ---------   --------   --------
                                                                             (DOLLARS IN THOUSANDS)
FISCAL YEAR ENDED OCTOBER 31, 1999:
Domestic revenues and revenues of foreign
operations.......................................  $108,042              $12,506   $ 11,810               $    (96)  $132,262
Export sales from the U.S. ......................             $135,678    55,577     28,283    $2,365       (7,020)   214,883
Transfers between regions........................       (96)                (397)    (6,623)                 7,116
                                                   --------   --------   -------   --------    ------     --------   --------
        Revenues from customers..................  $107,946   $135,678   $67,686   $ 33,470    $2,365     $     --   $347,145
                                                   ========   ========   =======   ========    ======     ========   ========
FISCAL YEAR ENDED OCTOBER 31, 1998:
Domestic revenues and revenue of foreign
  operations.....................................  $106,019              $29,664   $ 14,924               $ (1,056)  $149,551
Export sales from the U.S. ......................             $ 54,476    37,981     27,882    $2,303      (16,569)   106,073
Transfers between regions........................      (598)              (5,930)   (11,097)                17,625
                                                   --------   --------   -------   --------    ------     --------   --------
        Revenues from customers..................  $105,421   $ 54,476   $61,715   $ 31,709    $2,303     $     --   $255,624
                                                   ========   ========   =======   ========    ======     ========   ========
FISCAL YEAR ENDED OCTOBER 31, 1997:
Domestic revenues and revenues of foreign
  operations.....................................  $ 98,025              $31,411   $  8,295               $ (2,709)  $135,022
Export sales from the U.S. ......................             $ 18,695    44,373     29,718    $2,663      (12,642)    82,807
Transfers between regions........................    (2,709)              (6,669)    (5,973)                15,351
                                                   --------   --------   -------   --------    ------     --------   --------
        Revenues from customers..................  $ 95,316   $ 18,695   $69,115   $ 32,040    $2,663     $     --   $217,829
                                                   ========   ========   =======   ========    ======     ========   ========

     Transfers between regions represent intercompany sales of products and intercompany compensation for services.

     Certain information regarding the Company's operations by region is as follows:

                                                 UNITED
                                                 STATES    EUROPE    JAPAN    ELIMINATIONS    TOTAL
                                                --------   -------   ------   ------------   --------
                                                               (DOLLARS IN THOUSANDS)
FISCAL YEAR ENDED OCTOBER 31, 1999:
Income (Loss) from operations.................  $ 38,271   $ 1,817   $    3     $  (778)     $ 39,313
                                                ========   =======   ======     =======      ========
Identifiable assets...........................  $319,889   $14,350   $9,911     $(9,517)     $334,633
                                                ========   =======   ======     =======      ========
FISCAL YEAR ENDED OCTOBER 31, 1998:
Income (Loss) from operations.................  $ 22,972   $(7,083)  $ (689)    $  (328)     $ 14,872
                                                ========   =======   ======     =======      ========
Identifiable assets...........................  $192,360   $21,773   $9,077     $(9,624)     $213,586
                                                ========   =======   ======     =======      ========
FISCAL YEAR ENDED OCTOBER 31, 1997:
Income (Loss) from operations.................  $ 16,206   $   385   $ (316)    $  (328)     $ 15,947
                                                ========   =======   ======     =======      ========
Identifiable assets...........................  $154,104   $32,646   $5,570     $(8,827)     $183,493
                                                ========   =======   ======     =======      ========

     COMPONENTS OF EARNINGS. Components of earnings (loss) before provision for income taxes and minority interest were as follows:

                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (DOLLARS IN THOUSANDS)
Domestic..............................................  $38,188    $20,436    $12,587
Foreign...............................................      701     (8,410)      (209)
                                                        -------    -------    -------
                                                        $38,889    $12,026    $12,378
                                                        =======    =======    =======

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. SUBSEQUENT EVENT

     On November 3, 1999, the Company entered into a definitive agreement to be acquired by JDS Uniphase Corporation for common stock valued at approximately $2.7 billion as of November 3, 1999. The acquisition is expected to close on February 4, 2000 subject to approval by the Company's stockholders. Upon closing of the acquisition, each share of the Company's common stock will be exchanged for 1.856 shares of common stock of JDS Uniphase. In addition, JDS Uniphase will issue options in exchange for outstanding options of the Company with the number of shares and the exercise prices appropriately adjusted by the exchange ratio. If the acquisition is completed as expected, transaction costs estimated at approximately $9.0 million will be expensed prior to the closing.

     Under the terms of the merger agreement, and under certain circumstances, if the merger is not completed, the Company may be required to pay to JDS Uniphase $85.0 million plus its out-of-pocket expenses associated with the proposed merger. The Company has also granted to JDS Uniphase an option to purchase up to 19.9% of its common stock at a purchase price of $177.65 per share which would become exercisable if the Company was to enter into an alternative transaction instead of completing the merger.

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

                       SUPPLEMENTAL FINANCIAL INFORMATION
                                  (UNAUDITED)

     Results of operations for each quarter of fiscal 1999 were as follows:

                                                                   THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                               JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,    FISCAL
                                                  1999         1999        1999       1999(1)       1999
                                               -----------   ---------   --------   -----------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................    $69,851      $83,994    $89,864     $103,436     $347,145
Gross profit.................................     21,219       26,344     26,673       33,327      107,563
Income before provision for income taxes and
  minority interest..........................      5,578        7,451      9,717       16,143       38,889
Net income...................................      2,033        4,768      6,219       10,203       23,223
Net income applicable to common stock........    $ 2,033      $ 4,768    $ 6,219     $ 10,203     $ 23,223
                                                 =======      =======    =======     ========     ========
Net income per share, basic..................    $   .17      $   .38    $   .46     $    .72     $   1.77
                                                 =======      =======    =======     ========     ========
Net income per share, diluted................    $   .16      $   .34    $   .41     $    .65     $   1.61
                                                 =======      =======    =======     ========     ========
Weighted average number of common shares used
  to compute basic earnings per share........     12,142       12,400     13,643       14,192       13,101
                                                 =======      =======    =======     ========     ========
Weighted average number of common shares used
  to compute diluted earnings per share......     12,868       13,827     15,319       15,799       14,460
                                                 =======      =======    =======     ========     ========

     Results of operations for each quarter of fiscal 1998 were as follows:

                                                                   THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                               JANUARY 31,   APRIL 30,   JULY 31,   OCTOBER 31,    FISCAL
                                                  1998         1998        1998       1998(2)       1998
                                               -----------   ---------   --------   -----------   --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.....................................    $53,373      $64,345    $67,393      $70,513     $255,624
Gross profit.................................     17,138       21,861     22,931       24,024       85,954
Income (loss) before provision for income
  taxes and minority interest................      2,905        5,620      5,699       (2,198)      12,026
Net income (loss)............................      1,596        3,049      3,421         (727)       7,339
Net income (loss) applicable to common
  stock......................................    $ 1,471      $ 2,924    $ 3,421      $  (727)    $  7,089
                                                 =======      =======    =======      =======     ========
Net income (loss) per share, basic...........    $   .14      $   .27    $   .28      $  (.06)    $    .62
                                                 =======      =======    =======      =======     ========
Net income (loss) per share, diluted.........    $   .13      $   .25    $   .27      $  (.06)    $    .59
                                                 =======      =======    =======      =======     ========
Weighted average number of common shares used
  to compute basic earnings per share........     10,625       10,903     12,009       12,061       11,388
                                                 =======      =======    =======      =======     ========
Weighted average number of common shares used
  to compute diluted earnings per share......     11,396       11,553     12,546       12,061       11,999
                                                 =======      =======    =======      =======     ========

---------------
(1) In the fourth quarter of 1999, a development program in the display market was terminated by a customer. Pursuant to this program termination, the company recorded a $2.7 million credit to operating expenses which constitute the settlement amount, net of program specific assets that were written off as a result of the program termination.

(2) In the fourth quarter of 1998, the Company recorded an impairment loss of $8.6 million in connection with the sale of the operating assets of its MMG division and recorded restructuring charges of $586,000 pursuant to a plan of restructuring approved in the fourth quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information called for in Part III, Items 10, 11, 12 and 13 of Form 10-K is omitted since the Company will file with the Securities and Exchange Commission, not later than 120 days after the close of the fiscal year ended October 31, 1999, a definitive proxy statement pursuant to Regulation 14A in connection with its 2000 Annual Meeting of Stockholders. The information contained under the caption "Executive Officers" in Part I of this Form 10-K is incorporated by reference into Item 10.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) 1. CONSOLIDATED FINANCIAL STATEMENTS:

             The following consolidated financial statements of Optical Coating Laboratory, Inc. are included in Item 8:

                                                              PAGE
                                                              ----
              Independent Auditors' Reports.................   36
              Consolidated Balance Sheets...................   38
              Consolidated Statements of Income.............   39
              Consolidated Statements of Cash Flows.........   40
              Consolidated Statements of Stockholders'
              Equity and Comprehensive Income...............   42
              Notes to Consolidated Financial Statements....   43
              Supplemental Financial Information............   65

     (A) 2. FINANCIAL STATEMENT SCHEDULES

              The following consolidated financial statement schedules are included in Item 14(d):

              Schedule II -- Valuation and Qualifying
Accounts....................................................   68

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the accompanying notes.

     (A) 3. LISTING OF EXHIBITS

     The following are filed as Exhibits to this Annual Report on Form 10-K. The numbers refer to the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.0      Agreement and Plan of Reorganization and Merger among JDS
          Uniphase Corporation, Vintage Acquisition, Inc. and Optical
          Coating Laboratory, Inc. dated as of November 3, 1999.
          Incorporated by reference to Annex A of Amendment No. 1 to
          Form S-4 filed by JDS Uniphase Corporation on December 22,
          1999.
 3.1      Restated Certificate of Incorporation. Incorporated by
          reference to Exhibit (4)(a) of the Registrant's Form 10-Q
          for the quarter ended July 31, 1988.
 3.2      By-Laws. Incorporated by reference to Exhibit (3)(b) of the
          Registrant's Form 8-K under Item 5 dated November 20, 1987.
 4.0      Stockholder Rights Agreement between the Registrant and
          ChaseMellon Shareholder Services L.L.C. dated December 16,
          1999.*
 4.1      Form of Note Purchase Agreement dated as of July 30, 1998
          for the private placement of $30 million of 6.69% Senior
          Notes due July 31, 2008 with Modern Woodman of America,
          American Life and Casualty Insurance Company, Massachusetts
          Mutual Life Insurance Company, Baystate Health Systems, Inc.
          and Principal Life Insurance Company. Incorporated by
          reference to Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.
 4.2      Credit Agreement dated as of July 31, 1998 among the
          Registrant, Bank of America National Trust and Savings
          Association, as Agent, Letter of Credit Issuing Bank and the
          Other Financial Institutions Party Thereto. Incorporated by
          reference to Exhibit 4.0 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.
 4.3      Waiver and First Amendment, dated as of January 8, 1999 and effective as of October 31, 1998, to Credit Agreement dated as of July 31, 1998 among the Registrant, Bank of America
          National Trust and Savings Association, as Agent, Letter of
          Credit Issuing Bank and The Other Financial Institutions
          Party Thereto. Incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-K for the year ended October 31,
          1998.
 4.4      Secured Promissory Note between Optical Coating Laboratory,
          Inc. and Aid Association for Lutherans dated November 8,
          1995. Incorporated by reference to Exhibit 4.8 of the
          Registrant's Form 10-K for the year ended October 31, 1995.
 4.5      Capital Equipment Lease Agreement dated as of February 20,
          1996 between Optical Coating Laboratory, Inc. and Fleet
          Credit Corporation. Incorporated by reference to Exhibit
          4.10 of the Registrant's Form 10-K for the year ended
          October 31, 1996.
 4.6      Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex Products, Inc. and Fleet Credit Corporation.
          Incorporated by reference to Exhibit 4.11 of the
          Registrant's Form 10-K for the year ended October 31,1996.
 9.0      Not applicable.
10.0      Registrant's 1999 Incentive Compensation Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated September 3, 1999.(1)
10.1      Registrant's 1999 Employee Stock Purchase Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated September 3, 1999.(1)
10.2      Registrant's 1999 Director Stock Plan. Incorporated by
          reference to Exhibit 99 of the Registrant's Form S-8 dated
          September 3, 1999.(1)
10.3      Registrant's 1998 Incentive Compensation Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated December 14, 1998.(1)
10.4      Registrant's 1996 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1996.(1)
10.5      Registrant's 1995 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 10, 1995.(1)
10.6      Registrant's 1993 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1993.(1)
10.7      Registrant's 1992 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1992.(1)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8      Registrant's 1991 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated February 25, 1991.(1)
10.9      Form of Directors' and Officers' Indemnification Agreement.
          Incorporated by reference to Exhibit (10)(j) of the
          Registrant's Form 10-K for the year ended October 31,
          1987.(1)
10.10     Form of Change in Control Employment Agreements between the
          Registrant and its Executive Officers dated November 20,
          1999.(1)*
10.11     Form of Change in Control Employment Agreements between the
          Registrant and certain of its employees dated November 20,
          1999.(1)*
10.12     Form of Employment Assurance Agreements between the
          Registrant and its key technical and professional employees dated as of November 20, 1999.(1)*
10.13     License and Supply Agreement between Flex Products, Inc. and
          SICPA Holding, S.A. dated as of December 2, 1994.
          Incorporated by reference to Exhibit 10.1 of Registrant's
          Form S-3 dated April 22, 1999.
10.14     Second Amendment to the License and Supply Agreement by and
          between Flex Products, Inc. and SICPA Holding S.A. dated as of December 22, 1998. Incorporated by reference to Exhibit
          10.11 of Registrant's Form 10-K for the year ended October
          31, 1998. (Confidential treatment has been granted on
          portions of this document.)
10.15     Amended and Restated Agreement by and between JDS FITEL Inc.
          and Optical Coating Laboratory, Inc. dated as of April 15,
          1999. Incorporated by reference to Exhibit 10.2 of
          Registrant's Form S-3 dated April 22, 1999.
10.16     2000 Management Incentive Plan(1).*
11        Not applicable.
12        Not applicable.
13        Not applicable.
16        Not applicable.
18        Not applicable.
21        Subsidiaries of the Registrant.*
22        Not applicable.
23.1      Independent Auditors' Consent and Report on
          Schedules -- Deloitte & Touche LLP.*
23.2      Independent Auditors' Consent -- KPMG LLP.*
24        Not applicable.
27        Financial Data Schedule for the year ended October 31,
          1999.*
28        Not applicable.
99        Not applicable.

---------------
 *  An asterisk designates items not previously filed.

(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K

        None

               OPTICAL COATING LABORATORY, INC. AND SUBSIDIARIES

       SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS (S-X, RULE 12-09)
                             (AMOUNTS IN THOUSANDS)

              COLUMN A                  COLUMN B            COLUMN C            COLUMN D      COLUMN E
              --------                  --------            --------            --------      --------
                                                           ADDITIONS
                                                     ----------------------
                                       BALANCE AT    CHARGED TO    CHARGED     DEDUCTIONS      BALANCE
                                       BEGINNING     COSTS AND     TO OTHER      AMOUNTS       AT END
             DESCRIPTION               OF PERIOD      EXPENSES     ACCOUNTS    CHARGED OFF    OF PERIOD
             -----------               ----------    ----------    --------    -----------    ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year ended October 31, 1999..........    $1,831         $720         $(13)(a)     $422         $2,116
                                         ======         ====         ====         ====         ======
Year ended October 31, 1998..........    $1,884         $568         $(36)(a)     $585         $1,831
                                         ======         ====         ====         ====         ======
Year ended October 31, 1997..........    $1,775         $642         $(31)(a)     $502         $1,884
                                         ======         ====         ====         ====         ======

---------------
(a) The 1999, 1998 and 1997 balances consist of recoveries and foreign currency translation effects.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: January 28, 2000                    OPTICAL COATING LABORATORY, INC.

                                          By: /s/ CRAIG B. COLLINS
                                            ------------------------------------
                                                   Craig B. Collins
                                               Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              SIGNATURE                                TITLE                        DATE
              ---------                                -----                        ----
/s/ CHARLES J. ABBE                         President, Chief Executive        January 28, 2000
-------------------------------------          Officer and Director
Charles J. Abbe                            (Principal Executive Officer)

/s/ CRAIG B. COLLINS                        Vice President, Finance and       January 28, 2000
-------------------------------------         Chief Financial Officer
Craig B. Collins                           (Principal Financial Officer)

/s/ HOLLY D. NEAL                              Corporate Controller           January 28, 2000
-------------------------------------     (Principal Accounting Officer)
Holly D. Neal

/s/ HERBERT M. DWIGHT, JR.                     Chairman of the Board          January 28, 2000
-------------------------------------
Herbert M. Dwight, Jr.

/s/ JOHN MCCULLOUGH                                  Director                 January 28, 2000
-------------------------------------
John McCullough

/s/ DOUGLAS C. CHANCE                                Director                 January 28, 2000
-------------------------------------
Douglas C. Chance

/s/ SHOEI KATAOKA                                    Director                 January 28, 2000
-------------------------------------
Shoei Kataoka

/s/ JULIAN SCHROEDER                                 Director                 January 28, 2000
-------------------------------------
Julian Schroeder

/s/ RENN ZAPHIROPOULOS                               Director                 January 28, 2000
-------------------------------------
Renn Zaphiropoulos

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
 2.0      Agreement and Plan of Reorganization and Merger among JDS
          Uniphase Corporation, Vintage Acquisition, Inc. and Optical
          Coating Laboratory, Inc. dated as of November 3, 1999.
          Incorporated by reference to Annex A of Amendment No. 1 to
          Form S-4 filed by JDS Uniphase Corporation on December 22,
          1999........................................................
 3.1      Restated Certificate of Incorporation. Incorporated by
          reference to Exhibit (4)(a) of the Registrant's Form 10-Q
          for the quarter ended July 31, 1988.........................
 3.2      By-Laws. Incorporated by reference to Exhibit (3)(b) of the
          Registrant's Form 8-K under Item 5 dated November 20,
          1987........................................................
 4.0      Stockholder Rights Agreement between the Registrant and
          ChaseMellon Shareholder Services L.L.C. dated December 16,
          1999*.......................................................
 4.1      Form of Note Purchase Agreement dated as of July 30, 1998
          for the private placement of $30 million of 6.69% Senior
          Notes due July 31, 2008 with Modern Woodman of America,
          American Life and Casualty Insurance Company, Massachusetts
          Mutual Life Insurance Company, Baystate Health Systems, Inc.
          and Principal Life Insurance Company. Incorporated by
          reference to Exhibit 4.1 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.............................
 4.2      Credit Agreement dated as of July 31, 1998 among the
          Registrant, Bank of America National Trust and Savings
          Association, as Agent, Letter of Credit Issuing Bank and the
          Other Financial Institutions Party Thereto. Incorporated by
          reference to Exhibit 4.0 of the Registrant's Form 10-Q for the quarter ended July 31, 1998.............................
 4.3      Waiver and First Amendment, dated as of January 8, 1999 and effective as of October 31, 1998, to Credit Agreement dated as of July 31, 1998 among the Registrant, Bank of America
          National Trust and Savings Association, as Agent, Letter of
          Credit Issuing Bank and The Other Financial Institutions
          Party Thereto. Incorporated by reference to Exhibit 4.3 of the Registrant's Form 10-K for the year ended October 31,
          1998........................................................
 4.4      Secured Promissory Note between Optical Coating Laboratory,
          Inc. and Aid Association for Lutherans dated November 8,
          1995. Incorporated by reference to Exhibit 4.8 of the
          Registrant's Form 10-K for the year ended October 31,
          1995........................................................
 4.5      Capital Equipment Lease Agreement dated as of February 20,
          1996 between Optical Coating Laboratory, Inc. and Fleet
          Credit Corporation. Incorporated by reference to Exhibit
          4.10 of the Registrant's Form 10-K for the year ended
          October 31, 1996............................................
 4.6      Capital Equipment Lease Agreement dated as of June 19, 1996 between Flex Products, Inc. and Fleet Credit Corporation.
          Incorporated by reference to Exhibit 4.11 of the
          Registrant's Form 10-K for the year ended October 31,1996...
 9.0      Not applicable..............................................
10.0      Registrant's 1999 Incentive Compensation Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated September 3, 1999(1)..................................
10.1      Registrant's 1999 Employee Stock Purchase Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated September 3, 1999(1)..................................
10.2      Registrant's 1999 Director Stock Plan. Incorporated by
          reference to Exhibit 99 of the Registrant's Form S-8 dated
          September 3, 1999(1)........................................
10.3      Registrant's 1998 Incentive Compensation Plan. Incorporated
          by reference to Exhibit 99 of the Registrant's Form S-8
          dated December 14, 1998(1)..................................
10.4      Registrant's 1996 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1996(1)............................
10.5      Registrant's 1995 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 10, 1995(1)...........................
10.6      Registrant's 1993 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1993(1)............................
10.7      Registrant's 1992 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated March 8, 1992(1)............................
10.8      Registrant's 1991 Incentive Compensation Plan. Incorporated
          by reference to Exhibit A of the Registrant's Proxy
          Statement dated February 25, 1991(1)........................

EXHIBIT
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                           ----
10.9      Form of Directors' and Officers' Indemnification Agreement.
          Incorporated by reference to Exhibit (10)(j) of the
          Registrant's Form 10-K for the year ended October 31,
          1987(1).....................................................
10.10     Form of Change in Control Employment Agreements between the
          Registrant and its Executive Officers dated November 20,
          1999(1)*....................................................
10.11     Form of Change in Control Employment Agreements between the
          Registrant and certain of its employees dated November 20,
          1999(1)*....................................................
10.12     Form of Employment Assurance Agreements between the
          Registrant and its key technical and professional employees dated as of November 20, 1999(1)*...........................
10.13     License and Supply Agreement between Flex Products, Inc. and
          SICPA Holding, S.A. dated as of December 2, 1994.
          Incorporated by reference to Exhibit 10.1 of Registrant's
          Form S-3 dated April 22, 1999...............................
10.14     Second Amendment to the License and Supply Agreement by and
          between Flex Products, Inc. and SICPA Holding S.A. dated as of December 22, 1998. Incorporated by reference to Exhibit
          10.11 of Registrant's Form 10-K for the year ended October
          31, 1998. (Confidential treatment has been granted on
          portions of this document.).................................
10.15     Amended and Restated Agreement by and between JDS FITEL Inc.
          and Optical Coating Laboratory, Inc. dated as of April 15,
          1999. Incorporated by reference to Exhibit 10.2 of
          Registrant's Form S-3 dated April 22, 1999..................
10.16     2000 Management Incentive Plan(1)*..........................
11        Not applicable..............................................
12        Not applicable..............................................
13        Not applicable..............................................
16        Not applicable..............................................
18        Not applicable..............................................
21        Subsidiaries of the Registrant*.............................
22        Not applicable..............................................
23.1      Independent Auditors' Consent and Report on
          Schedules -- Deloitte & Touche LLP*.........................
23.2      Independent Auditors' Consent -- KPMG LLP*..................
24        Not applicable..............................................
27        Financial Data Schedule for the year ended October 31, 1999*
28        Not applicable..............................................
99        Not applicable..............................................

---------------
 *  An asterisk designates items not previously filed.

(1) Designates management contracts or compensatory plan arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.